Form 10-K
period 2020-12-31
Ventoux CCM Acquisition Corp.
filed 2021-03-30
CIK 1822145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39830

VENTOUX CCM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-2968594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Putnam Avenue, Floor 4 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 465-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	VTAQ	The Nasdaq Stock Market LLC
Warrants	VTAQW	The Nasdaq Stock Market LLC
Rights	VTAQR	The Nasdaq Stock Market LLC
Units	VTAQU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Stock Market LLC on December 24, 2020, and the registrant’s common stock, warrants and rights began trading on The Nasdaq Stock Market LLC on February 5, 2021.

The number of shares outstanding of the registrant’s shares of common stock as of March 29, 2021 was 21,562,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VENTOUX CCM ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	our potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our filings from time to time with the United States Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Ventoux CCM Acquisition Corp. (the “Company”) is a blank check company formed under the laws of the State of Delaware on July 10, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our “initial business combination.” While we may pursue an initial business combination in any region or sector, we intend to focus our efforts on businesses in North America within the hospitality, leisure, travel and dining sectors with an emphasis on consumer branded businesses that have attractive growth characteristics. In addition, we intend to pursue technology companies operating in these sectors, such as business and consumer services and infrastructure. However, we do not intend to invest in businesses with large exposure to investments in physical real estate.

We intend to focus on established and high-growth businesses that have an aggregate enterprise value of approximately $500 million to $2.0 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

On December 30, 2020, the Company consummated the IPO of 15,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), one right entitling the holder thereof to receive one-twentieth (1/20) of one share of Common Stock upon the consummation of an initial business combination, and one warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000.

On December 30, 2020, simultaneously with the consummation of the IPO, the Company consummated the private placement with initial stockholders of the Company of 6,000,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant, generating total proceeds of $6,000,000. The Private Warrants are identical to the warrants sold as part of the public Units in the IPO except that (i) each Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

On December 29, 2020, the underwriters exercised their over-allotment option in full. The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on January 5, 2021. The total aggregate issuance by the Company of 2,250,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $22,500,000. On January 5, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 675,000 Private Warrants, generating gross proceeds of $675,000.

A total of $174,225,000 of the net proceeds from the IPO (including the Over-Allotment Option Units) and the private placements on December 30, 2020 and January 5, 2021 were deposited in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of the Company’s public stockholders. None of the funds held in trust will be released from the trust account, other than to pay our income or other tax obligations until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination within 15 months (or up to 18 months if we have extended the period of time) from the closing of the IPO, and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of the Company’s public shares to seek redemption in connection with the Company’s initial business combination or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 15 months (or up to 18 months if we have extended the period of time) from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Our Co-Sponsors, Management, Board of Directors and Competitive Advantages

As we search for a prospective target company or business, we intend to leverage the multiple decades of combined investment experience, successful Special Purpose Acquisition Company, or SPAC, execution experience and the expansive network of relationships of the principals and affiliates of our co-sponsors, Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”) and Chardan International Investments, LLC (“Chardan Investments”). Our management team, led by co-founders Mr. Edward Scheetz and Mr. Matthew MacDonald, has a combined 40 years of hospitality and investment experience. Together with our management team, Chardan Investments and its affiliate, Chardan Capital Markets, LLC (“Chardan” or “Chardan Capital Markets”), our board of directors and our Senior Advisor, Mr. Robert Martin, we are confident that the combined experience makes us well situated to identify, source, negotiate and execute an initial business combination in the hospitality, leisure, travel and dining sectors.

Mr. Scheetz is our co-founder, Chief Executive Officer and Chairman of the board of directors. Mr. Scheetz has over thirty years of experience as a leader and innovator in real estate, hospitality and leisure investments. He has been involved in numerous public companies including the leadership of several initial public offerings during his career. Mr. Scheetz was a partner at Apollo Management where he was the co-head of Apollo Real Estate Advisors and raised, invested and managed their first three real estate funds. Mr. Scheetz was co-founder and co-CEO of NorthStar Capital Investment Corporation, and he was also the co-founder and Executive Chairman of NorthStar Realty Finance Corp. (NYSE: NRF), which he successfully took public in 2004. In 2005, Mr. Scheetz became the Chief Executive Officer of Morgans Hotel Group Co. (NASDAQ: MHGC), which he took public in 2006. Morgans was the developer, owner and operator of such iconic hotel properties as Delano and Shore Club in Miami, Mondrian in Los Angeles, Morgans, Royalton, Paramount and Hudson in New York, and Sanderson and St. Martin’s Lane in London.

In 2010, Mr. Scheetz founded Chelsea Hotels which had properties in Manhattan (including the renowned Hotel Chelsea), Brooklyn, Montauk, Miami, and Chicago. Mr. Scheetz successfully sold Chelsea Hotels in 2016. Throughout his career, Mr. Scheetz has acquired and invested in excess of $10 billion in private companies.

Mr. MacDonald is our co-founder, Chief Financial Officer and Secretary, and has over a decade of experience in real estate, hospitality and leisure investments at public companies and private equity-backed ventures. Mr. MacDonald was responsible for corporate M&A transaction activity at Hyatt Hotel Corporation (NYSE: H), where, as part of Hyatt’s global platform, he oversaw M&A investments and underwrote public and private companies within the broader hotel and leisure sectors. Mr. MacDonald joined Hyatt in 2017 through Hyatt’s acquisition of Miraval Group, a KSL Capital portfolio company. In 2018, Mr. MacDonald led the company’s $450 million acquisition of Two Roads Hospitality, which included management contracts for 75 hotel properties across five hotel brands in 23 global markets; the acquisition anchored Hyatt’s Global Lifestyle Division. Additionally, Mr. MacDonald led the development of two of Hyatt’s brands in the wellness space, Miraval and Exhale. With respect to Exhale, Mr. MacDonald led strategic consideration, due diligence and acquisition of the 25-unit spa and class-based fitness company for Hyatt’s Wellness platform, and subsequently led integration of the company, units and 1,000 employees into Hyatt. Mr. MacDonald joined Miraval and KSL in 2016. Prior to 2016, Mr. MacDonald was in the Real Estate Investment Management and Acquisitions group at Starwood Hotels & Resorts (NYSE: HOT).

Mr. Strasbourger is our Chief Operating Officer, and has over a decade of experience in venture and private equity backed entertainment, hospitality, travel and real estate technology companies as a founder, operator, and board member. Mr. Strasbourger most recently was responsible for strategic partnerships and corporate development at Convene, and has overseen revenue, marketing, and digital at previous companies. Leveraging his financial background, Mr. Strasbourger takes a revenue and ROI generating lens across strategy, business development, product and growth marketing. Prior to his work as a technology executive, Mr. Strasbourger worked in the Emerging Markets Fixed Income group at Barclays Capital (NYSE: BCS).

Mr. Phatak is our Chief Investment Officer, and has over 17 years of experience in various finance and direct investment roles on Wall Street. Mr. Phatak founded his own investment firm, Tappan Street Partners LLC, where he has led a research driven investment process for a number of private funds over the past nine years. Additionally, Mr. Phatak was a Partner at Markley Capital Management from 2019 to 2020. Prior to Tappan Street, Mr. Phatak developed his investment expertise as a member of the US investment team at Eton Park Capital Management from 2005 to 2011, helping to deploy approximately $5 billion of capital as part of a six-member team. During his career, Mr. Phatak has underwritten investments in a variety of different sectors, including gaming, hospitality, and leisure. Mr. Phatak began his career at the Blackstone Group (NYSE: BX) as an analyst in the Restructuring and Reorganization Advisory group from 2003 to 2005, and later as a private equity associate at Madison Dearborn Partners during 2005.

Our management team is supported by Chardan Capital Markets’ team of investment banking professionals who each possess extensive experience in corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting and operations. Mr. Jonas Grossman, Partner and President of Chardan Capital Markets, and Mr. Alex Weil, co-head of FinTech Investment Banking at Chardan Capital Markets, each serve on our board of directors. We believe Chardan’s decades of successfully executing SPAC and M&A transactions benefit us, complementing the deep sector expertise and expansive networks of Messrs. Scheetz and MacDonald, our board of directors and advisors.

Chardan has an extensive track record in the SPAC market as underwriter, sponsor and advisor. Since 2004, Chardan has been lead or co-lead underwriter on 88 SPAC IPOs. Since 2018, Chardan has been merger and acquisition advisor to sixteen SPACs, helping companies close transactions valued at approximately $6.4 billion. Chardan-advised SPACs have targeted a wide range of industries, including life sciences, healthcare services, technology hardware and software, financial technology, insurance, financial services, education, media & entertainment, industrials, materials, consumer staples and energy. Chardan has advised SPACs targeting both global and regional markets as well as those with more defined areas of focus in emerging and other geographic markets, including in North America. No Chardan advised or lead underwritten SPAC has liquidated to-date. In addition to its active advisory and underwriting business, Chardan’s principals have sponsored or co-sponsored twelve SPACs, six of which have closed successful business combinations, one of which has announced a business combination, three of which are currently seeking an acquisition, and two of which have publicly filed.

Mr. Jonas Grossman is a partner, the President and Head of Capital Markets for Chardan. Since 2003, Mr. Grossman has overseen the firm’s investment banking and capital markets activities and initiatives. He has extensive transactional experience, having led or managed more than 400 transactions during his tenure at Chardan. Mr. Grossman has nearly two decades of SPAC expertise. Mr. Grossman has provided underwriting and business combination advisory services to more than 100 SPACs in a variety of industries. He has been a founder, CEO and President of two SPACs, and holds the same positions in two SPACs that have publicly filed, Chardan NexTech Acquisition Corp and Chardan NexTech Acquisition 2 Corp. He has also served as a nonexecutive board member of two additional SPACs. Mr. Grossman was the Chief Executive Officer and President of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX (NYSE: PHGE). Mr. Grossman is currently a director of BiomX. Mr. Grossman was a director of LifeSci Acquisition Corp. from March 2020 until its merger in December 2020 with Vincera Pharma, Inc. (now Vincerx Pharma, Inc.) (NASDAQ: VINC). He currently serves as Chief Executive Officer, President and a director of Chardan Healthcare Acquisition 2 Corp., which announced its merger with Renovacor in March 2021.

Mr. Alex Weil is currently co-head of FinTech investment banking at Chardan, and is CFO of Chardan NexTech Acquisition Corp and Chardan NexTech Acquisition 2 Corp. Mr. Weil has spent his career, which spans over two decades, providing strategic advisory services to global companies, senior executives, boards of directors, and investors. Mr. Weil’s background in strategic advisory work was built during his career at both global companies, as a leader in Citi’s corporate strategy and M&A group, UBS Financial Institutions Group’s investment bank, and General Electric’s corporate development group, and at boutique investment banking advisors, such as Lazard Middle Market and William Blair. Mr. Weil has advised on billions of dollars of transactions ranging from corporate divestitures and spin offs, innovative technology company acquisitions to larger, more complex M&A transactions. Mr. Weil has participated or led a variety of transactions, such as: Genworth’s spin-off IPO from General Electric; Citi-related transactions including a variety of technology and capital markets businesses (e.g. Lava Trading, Knight Options Market Making, and Automated Trading Desk) along with the creation of Citi Holdings and subsequent sales of Nikko Asset Management and its subprime auto finance business; Schwab’s acquisition of OptionsXpress; and CVC’s majority investment in Alix Partners. Mr. Weil’s extensive financial and M&A expertise will help put us in a strong position to structure profitable investments.

We believe the partnership between Ventoux Acquisition and Chardan offers investors a differentiated investment opportunity which brings together a management team with deep and proven industry focus with one of the leading and most successful SPAC advisors that provides deep sector expertise, an expansive network of relationships, and decades of M&A transaction experience.

Our board of directors includes Woodrow (“Woody”) H. Levin, Julie Atkinson, Christian (“Chris”) Ahrens and Bernard Van der Lande.

Woody Levin is the founder, and has served as Chief Executive Officer, of Extend, Inc., which offers an API-first solution for merchants to offer extended warranties and protection plans, and 3.0 Capital GP, LLC, which is a multi-strategy crypto asset hedge fund. Mr. Levin also served as Vice President of Growth at DocuSign, Inc. (NASDAQ: DOCU), which allows organizations to digitally prepare, sign, act on, and manage agreements. In addition, Mr. Levin served as the founder and Chief Executive Officer of Estate Assist, Inc., a digital estate planning platform until its acquisition, and of BringIt, Inc., a virtual currency casino and arcade until its acquisition. Mr. Levin served as Director Emerging Business — Office of the CTO at International Game Technology PLC (NYSE: IGT), which manufactures and distributes slot machines and other gaming technology. Mr. Levin serves a member of the board of directors of DraftKings Inc. (NASDAQ: DKNG) and of Extend, Inc.

Julie Atkinson is the Chief Marketing Officer for Founders Table Restaurant Group, which includes the Chopt and Dos Toros restaurant brands. She previously served as Senior Vice President, Global Digital at Tory Burch LLC from January 2017 to May 2018. Prior to joining Tory Burch, Ms. Atkinson served in various leadership roles at Starwood Hotels & Resorts Worldwide, Inc., most recently as Senior Vice President, Global Digital from November 2014 to January 2017 and as Vice President of Global Online Distribution from September 2012 until November 2014. Prior to joining Starwood, Ms. Atkinson held multiple roles at Travelocity including marketing and operations. Ms. Atkinson is an accomplished digital, marketing, and technology executive with a 20-year track record of innovative and strategic leadership for multiple global consumer brands. She also sits on the board of directors of Bright Horizons Family Solutions Inc. (NYSE: BFAM).

Chris Ahrens is an Advisor with Certares, a travel focused investment firm. Prior to joining Certares, he was a Managing Director of One Equity Partners (“OEP”), the private equity investment arm of JPMorgan Chase. He was active in OEP’s travel industry, technology and healthcare investments. Chris currently serves on the Board of Directors of Internova Travel Group, a leading premium corporate, leisure, franchise and consortia travel company operating under a variety of diversified divisions and brands, including Tzell Travel, Protravel International, Travel Leaders Network and Nexion.

Bernard Van der Lande is Managing Director of Cindat, an international private equity investment platform for whom Mr. Van der Lande oversees US and European operations as well as strategy and fund formation initiatives. Consistently in the vanguard of cross-border and digitized capital formation strategies, Mr. Van der Lande has transacted on or recapitalized a variety of public and private investment vehicles. Bernard Van der Lande was previously Managing Director of Easterly LLC, a private asset management holding company with interests in boutique investment management firms. Previously, he was Managing Director of CBRE Capital Advisors, Inc., CBRE's real estate investment banking business, and Managing Director of Hodges Ward Elliott, another capital markets and investment banking business.

Mr. Robert Martin serves as a Senior Advisor to the management team. Mr. Martin is a Vice Chairman in JLL’s New York office, where he leads a ten member brokerage, advisory and consulting team that focuses on tenant representation in the New York Tri-state market. Mr. Martin is an accomplished real estate professional, having completed transactions involving more than 50 million square feet over his 35-year real estate career. Mr. Martin is also the principal and founder of RGM Holdings, a real estate investment firm that sources and invests in real estate assets in the New York metro area. RGM Holdings is the General Partner in a portfolio of real estate investments comprising over 690,000 square feet and a value in excess of $1.3 billion. Mr. Martin is also an early investor in a variety of ventures, including in the proptech and fintech sectors.

We believe the combined networks and relationships of our management, directors and advisors will allow us to identify, source, underwrite, negotiate and execute an initial business combination with a successful and fast-growing company within our target sector. Opportunities will be sourced through our established and proprietary networks of senior executives, investors, investment banks, and advisors. With our focus on value creation, we will be driven by a disciplined investment strategy that will conduct comprehensive due diligence, thorough underwriting and thoughtful strategic analysis, to evaluate each investment opportunity.

With respect to the foregoing experiences of our management, directors, and Chardan, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management’s, directors’, or Chardan’s performance as indicative of our future performance.

Industry Opportunity

We intend to identify and acquire a business within the hospitality, leisure, travel and dining sectors with an overall transaction value between approximately $500 million and $2.0 billion. We believe that these sectors represent attractive target markets given the size, breadth and prospects for growth, with travel and tourism having contributed nearly $8.8 trillion to global GDP in 2018, having been expected to grow an average of 7.1% annually through 2020 prior to COVID-19, which has adversely impacted the sector. Based on demographic and behavioral trends and a long-term demand for travel and leisure experiences, consumers are investing more in experiences than products, and we believe this will continue through a down-cycle in hospitality due to COVID-19.

In 2019, domestic and international travelers spent $1.126 trillion in the U.S. and domestic travelers alone spent $972 billion in the U.S. (a 4.4% increase from 2018), according to the U.S. Travel Association. Moreover, domestic and international leisure travelers spent a total of $792 billion in 2019 in the U.S., up 4.1% from 2018, and domestic and international business traveler spending increased 2.2% to $334 billion in 2019. Other sectors, from entertainment to venues, tours and restaurants, also benefited as U.S. consumers invested in an inherent love for leisure, travel and dining experiences.

COVID-19 has created a temporary valuation dislocation, and has adversely impacted the ability of companies and business divisions to access the public and/or private financing markets. We believe that COVID-19 will create a pervasive and permanent change in global consumer and business behavior similar to previous crises, such as 9/11’s impact on travel security and the global financial crisis’ impact on (increased) financial regulation.

Competition for consumers’ hospitality, travel, leisure and dining spending has remained high, and resulted in companies introducing innovative concepts, technologies and strategies to establish competitive market positioning. We believe the private market for hospitality, leisure, travel and dining companies will provide attractive opportunities for identifying a business combination target. We are confident that we will identify and capitalize on the many attractive and well-positioned companies whose operating models have, or will adapt, to the changing consumer and business behaviors in a COVID-19 or post-COVID-19 environment.

Business Strategy

Our management team’s objective is to generate attractive returns and create long-term value for our stockholders by applying a disciplined approach of identifying attractive business combination targets that will benefit from becoming a publicly listed company and from the addition of strategic growth capital, management expertise and strategic insight. Our strategy is to identify and complete our initial business combination with a company in an industry that complements the experience and expertise of our management team, board of directors and advisors.

Our evaluation process will leverage our co-founders’, board’s and advisors’ network of industry, private equity sponsor, credit fund sponsor and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisors, attorneys and accountants, which we believe will provide us with a number of business combination opportunities. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance.

Our management team, board and advisors have experience in:

●	all key activities of SPACs including, sponsoring, underwriting and M&A advisory;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses;

●	sourcing, structuring, acquiring and selling businesses,

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

●	fostering relationships with sellers, capital providers and target management teams; and

●	executing transactions in multiple geographies and under varying economic and financial market conditions.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	has a strong competitive industry position with demonstrated competitive advantages to maintain barriers to entry;

●	has a historic record of above average growth and strong free cash flow characteristics with high returns on capital;

●	has a strong, experienced management team which would benefit from our management’s network or expertise, such as additional management expertise, capital structure optimization, acquisition advice or operational changes to drive improved financial performance;

●	is positioned for continued organic growth and may grow through bolt-on acquisitions in these challenging times for the industry sectors;

●	is a fundamentally sound company with a proven track record;

●	has an operating model that has adapted to meet the changing consumer or business behaviors in a post-COVID 19 environment;

●	will offer an attractive risk-adjusted return for our stockholders; and

●	can benefit from being a publicly traded company, are prepared to be a publicly traded company and can utilize access to broader capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Acquisition Process

Rigorous and comprehensive due diligence on prospective business targets is particularly important within the hospitality, travel, leisure and dining sectors in which we intend to target. In the process of identifying a potential business target, we expect to conduct an extensive due diligence review process which may encompass, as appropriate and among other things, meetings with incumbent management teams and stakeholders, business plan reviews, interviews of customers and suppliers, inspection of facilities and a review of financial, operational, legal and other information made available to us about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Value Creation Post Merger

After the initial business combination, our management team intends to apply a rigorous approach to enhancing stockholder value, including evaluating the experience and expertise of incumbent management and making changes when appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures, and accessing the financial markets to optimize the company’s capital structure. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

Effecting a Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placements of the Private Warrants, our shares, rights, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our co-sponsors, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act), or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no current basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with a target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or to ascertain that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account.

In order for a public stockholder to have his, her or its shares redeemed for cash in connection with any proposed business combination, we may require that the public stockholders vote either in favor of or against a proposed business combination. If required to vote pursuant to the procedures specified in our proxy statement to stockholders relating to the business combination, and a public stockholder fails to vote in favor of or against the proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his, her or its shares of common stock redeemed to cash in connection with such business combination.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we are not subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us), and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 15 months (or up to 18 months, as applicable) from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

In connection with any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. A public stockholder may be required to vote for or against a proposed business combination in order to have his, her or its shares of common stock redeemed for cash. If required to do so, and the stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have his, her or its shares of common stock redeemed. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his, her or its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell its public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to, in or after the IPO.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his, her or its shares if the holder wishes to seek to exercise his conversion rights. Under Delaware law, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45, and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares, once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 15 months (or up to 18 months, as applicable) from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our business combination within the time period.

However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, our initial stockholders or their affiliates may, but are not obligated to, extend the period of time to consummate an initial business combination one time by up to an additional three months (for a total of up to 18 months to complete an initial business combination) without the need for a separate stockholder vote. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement, the only way to extend the time available for us to consummate our initial business combination without the need for a separate stockholder vote is for our initial stockholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,725,000 (due to the exercise in full of the underwriters’ over-allotment option) ($0.10 per share), if extended for the full 3 months, on or prior to the date of the applicable deadline. Pursuant to our amended and restated certificate of incorporation and the trust agreement, if such funds are not deposited, the time to complete an initial business combination cannot be extended unless our stockholders otherwise approve an extension on different terms. In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the initial stockholders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would be paid upon consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or up to the 18th month, as applicable) from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the IPO have executed such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party refuses to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refuses to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver, or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if third parties execute such agreements with us, they will not seek recourse against the trust account. Certain of our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.10 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated such insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, these insiders may not be able to satisfy their indemnification obligations, as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, these insiders will not be liable to our public stockholders, and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than the estimated $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date, and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000), and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.10.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We pay to Chardan Capital Markets, LLC, an affiliate of Chardan Investments, a fee of $10,000 per month for use of office space and certain office and secretarial services. The office space is located at 1 East Putnam Avenue, Floor 4, Greenwich, CT 06830. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We pay to Chardan Capital Markets, LLC, an affiliate of Chardan Investments, a fee of $10,000 per month for use of office space and certain office and secretarial services. The office space is located at 1 East Putnam Avenue, Floor 4, Greenwich, CT 06830. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock, rights and warrants trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbols “VTAQU,” “VTAQ,” “VTAQR” and “VTAQW,” respectively.

Holders of Record

As of March 29, 2021, there were 21,562,500 shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date, and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 10, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a target for our initial business combination after our IPO) nor generated any revenues to date. Our only activities from July 10, 2019 (inception) through December 31, 2020 were organizational activities, including those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held since the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020 and the period from July 10, 2019 (inception) through December 31, 2019, we had net losses of $18,208 and $1,450, respectively, which consisted of formation and operational costs.

Liquidity and Capital Resources

On December 30, 2020, we consummated the IPO of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,000,000 Private Warrants, at a price of $1.00 per Private Warrant, in a private placement to our initial stockholders, generating gross proceeds of $6,000,000.

Following the IPO, a total of $151,500,000 was placed in the Trust Account. We incurred $3,543,017 in transaction costs, including $3,000,000 in cash underwriting fees and $543,017 of other offering costs.

On December 29, 2020, the underwriters notified the Company of their intent to fully exercise their over-allotment option. Closing of the over-allotment option occurred on January 5, 2021, when the Company consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000. A total of $22,725,000 of the net proceeds was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $174,225,000. Transaction costs related to the underwriters’ exercise of their over-allotment option were $450,000, consisting of underwriting fees. As a result of the underwriters’ election to exercise their over-allotment option in full, 562,500 founder shares are no longer subject to forfeiture.

For the year ended December 31, 2020, cash used in operating activities was $30,735. Net loss of $18,208 was affected by changes in operating assets and liabilities, which used $12,527 of cash from operating activities.

As of December 31, 2020, we had cash held in the trust account of $151,500,000, which excludes an additional $22,725,000 of net proceeds deposited on January 5, 2021. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account, to complete our initial business combination. We may withdraw, from time to time, any interest earned on the funds in the trust account that we may need to pay our tax obligations. During the year ended December 31, 2020, we did not withdraw any interest income from the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $1,071,253 of cash held outside of the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant. The warrants would be identical to the Private Warrants. If we do not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. Loans made by Chardan Capital Markets or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets and its related persons will have no recourse with respect to their ability to convert their loans into private warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Chardan Capital Markets, LLC a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services. As of December 31, 2020, there were no amounts incurred under this agreement.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 5, 2021, the closing of the underwriters’ over-allotment option occurred. The underwriters were paid cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, upon the closing of the IPO and the over-allotment option.

The Company has engaged Chardan Capital Markets, LLC as an advisor in connection with an initial business combination to assist the Company in holding meetings with its stockholders to discuss the potential initial business combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential initial business combination, assist the Company in obtaining stockholder approval for the initial business combination and assist the Company with its press releases and public filings in connection with initial business combination. The Company will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of an initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including proceeds from the exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the Company consummates its initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income, less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the proceeds held in the trust account have been invested in U.S. government treasury obligations with a maturity of 183 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K (or are incorporated therein by reference) and are presented beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.	OTHER INFORMATION

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Scheetz	56	Chairman, Chief Executive Officer, Director
Matthew MacDonald	36	Chief Financial Officer and Secretary, Director
Brock Strasbourger	33	Chief Operating Officer
Prasad Phatak	38	Chief Investment Officer
Jonas Grossman	47	Director
Woodrow H. Levin	42	Director
Alex Weil	49	Director
Julie Atkinson	47	Director
Christian Ahrens	44	Director
Bernard Van der Lande	38	Director

Edward Scheetz, 56, has been our Chief Executive Officer and Chairman since August 2020. He is also the co-founder, Chief Executive Officer and Chairman of Ventoux Acquisition. From November, 2016 until present, Mr. Scheetz has actively pursued a range of projects in the hospitality and real estate sectors. In June 2018, Mr. Scheetz, with partners, acquired a mixed use hotel and condominium project in West Hollywood, CA. In March 2020, he began the redevelopment and expansion of the project. From 2013 until October 2016, Mr. Scheetz was Chief Executive Officer of Chelsea Hotels until the sale of that company. In March, 2011, Mr. Scheetz founded and served as Chief Executive Officer of King & Grove Hotels until 2013 when King & Grove Hotels became Chelsea Hotels. In 2005, Mr. Scheetz became Chief Executive Officer of Morgans Hotel Group Co. In 2006, he took Morgans public (NASDAQ: MHGC). Morgans was the developer, owner and operator of such iconic hotel properties as Delano and Shore Club in Miami, Mondrian in Los Angeles, Morgans, Royalton, Paramount and Hudson in New York, and Sanderson and St. Martin’s Lane in London. In 1997, Mr. Scheetz co-founded NorthStar Capital Investment Corp. (“NCIC”). While at NCIC, Mr. Scheetz co-founded real estate investment trust NorthStar Realty Finance Corp., which went public in 2004 (NYSE: NRF). Mr. Scheetz continued to serve as Executive Chairman of NRF through 2007. From 1993 until 1997, Mr. Scheetz was a partner at Apollo Management where he was the co-head of Apollo Real Estate Advisors and raised, invested and managed their first three real estate funds. Prior to his work at Apollo, Mr. Scheetz was at The Trammell Crow Companies and Crow Family Ventures where he was involved with Wyndham Hotels, assisted the Chief Financial Officer in restructuring The Trammell Crow Company, and was a Principal at Trammell Crow Ventures. Mr. Scheetz graduated from Princeton University where he earned an A.B. in Economics. We believe Mr. Scheetz is well qualified to serve as a director based on his extensive industry and transaction expertise and wide network of relationships with industry participants.

Matthew MacDonald, 36, has been our Chief Financial Officer and Secretary, and a director since August 2020. He is also the co-founder and Chief Financial Officer of Ventoux Acquisition. Prior to co-founding Ventoux Acquisition in August 2020, Mr. MacDonald worked at Hyatt Hotels Corporation as the Vice President of Capital Strategy and Wellness Development, where he focused on acquiring hospitality companies and brands. Mr. MacDonald joined Hyatt in January 2017 as a result of Hyatt’s acquisition of Miraval Group, a leading hospitality wellness company. Mr. MacDonald joined Miraval Group, a KSL Capital portfolio company, as Vice President of Development in May 2016 following four years at Starwood Hotels and Resorts. Mr. MacDonald is a graduate of the University of Denver and received a Master in Real Estate Finance from New York University. We believe Mr. MacDonald is qualified to serve on our board of directors because of his experience in sourcing, negotiating and executing merger transactions within the hospitality, leisure, travel and dining sectors.

Brock Strasbourger, 33, has been our Chief Operating Officer since October 2020. He is also the Chief Operating Officer of Ventoux Acquisition. Prior to his work at Ventoux Acquisition, Mr. Strasbourger worked for Convene since December 2018 as the Vice President and Head of Strategic Partnerships, focusing on corporate development, opening new revenue streams, and driving growth through external channels. Prior to Convene, Mr. Strasbourger was the Vice President of Digital at OTG Management, an airport hospitality and technology business, from March 2016 through November 2018 and spent nearly three years at Fancy.com as the Head of Business. To begin his career, Mr. Strasbourger spent nearly four years on the Emerging Markets Fixed Income Sales and Trading desk at Barclays Capital (NYSE: BCS). Mr. Strasbourger is a graduate from the University of Michigan with honors and distinction.

Prasad Phatak, 38, has been our Chief Investment Officer since September 2020. He is also the Chief Investment Officer of Ventoux Acquisition. Since July 2011, Mr. Phatak has been the Managing Member of Tappan Street Partners LLC, where he has led the investment research and portfolio management for several private investment funds these past nine years. Additionally, from December 2019 to September 2020, Mr. Phatak was a Partner at Markley Capital Management, a US-focused investment firm. Mr. Phatak founded Tappan Street Partners after leaving Eton Park Capital Management, where he began as a Research Associate in October 2005 and focused on investing in both public and private investments in a variety of industries. Prior to Eton Park, Mr. Phatak worked as a private equity associate for Madison Dearborn Partners from July 2005 to October 2005, and began his career in July 2003 at the Blackstone Group (NYSE: BX) in the Restructuring and Reorganization Advisory Group, where he worked for two years as an investment banking analyst, analyzing complex corporate restructurings in both out of court and Chapter 11 reorganizations. Mr. Phatak graduated with high distinction from the University of Michigan Ross School of Business with a B.B.A. in Finance and Accounting in May 2003.

Jonas Grossman, 47, has been our director since July 2019. Mr. Grossman was the Chief Executive Officer and President of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX (NYSE: PHGE). Mr. Grossman is currently a director of BiomX. Mr. Grossman was a director of LifeSci Acquisition Corp. from March 2020 until its merger in December 2020 with Vincera Pharma, Inc. (now Vincerx Pharma, Inc.) (NASDAQ: VINC). He currently serves as Chief Executive Officer, President and director of Chardan Healthcare Acquisition 2 Corp., which announced its merger with Renovacor in March 2021. Mr. Grossman currently serves as Chief Executive Officer, President and director of each of Chardan NexTech Acquisition Corp. and Chardan NexTech Acquisition 2 Corp. Mr. Grossman has served as Partner and Head of Capital Markets for Chardan Capital Markets, LLC, a New York headquartered broker/dealer, since December 2003, and has served as President of Chardan Capital Markets, LLC since September 2015. Since 2003, Mr. Grossman has overseen the firm’s investment banking and capital markets activities and initiatives. He has extensive transactional experience, having led or managed more than 400 transactions during his tenure at Chardan. Since December 2006, Mr. Grossman has served as a founding partner for Cornix Advisors, LLC, a New York based hedge fund. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman served as a director for Ideanomics, Inc. (formerly China Broadband, Inc.) (NASDAQ: IDEX) from January 2008 until November 2010. He holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business. We believe Mr. Grossman is qualified to serve on our board of directors because of his long-running capital markets experience as well as his previous company board positions.

Woodrow (“Woody”) H. Levin, 42, has been our director since December 2020. Mr. Levin is the founder, and has been the Chief Executive Officer since February 2019, of Extend, Inc. Mr. Levin was the Chief Executive Officer of 3.0 Capital GP, LLC from November 2017 until January 2019. From September 2015 until October 2017, Mr. Levin served as Vice President of Growth at DocuSign, Inc. (NASDAQ: DOCU). In addition, Mr. Levin served as the founder and Chief Executive Officer of Estate Assist, Inc., from February 2014 to September 2015 (at which time it was acquired), and BringIt, Inc., from June 2009 to September 2012 (at which time it was acquired by DocuSign). Before that, Mr. Levin served as Director Emerging Business — Office of the CTO at International Game Technology PLC (NYSE: IGT). Since May 2013, Mr. Levin has served as a member of the board of directors of DraftKings Inc. (NASDAQ: DKNG), and he has served as a member of the board of directors of Extend, Inc. since February 2019. Since September 2020, Mr. Levin has been a member of the board of directors of 10X Capital Venture Acquisition Corp., a special purpose acquisition company. Mr. Levin received his J.D. from Chicago-Kent College of Law, Illinois Institute of Technology, and his B.A. from the University of Wisconsin. We believe Mr. Levin is qualified to serve on our board of directors because of his extensive experience and knowledge as an executive for technology companies.

Alex Weil, 49, has been our director since December 2020. Mr. Weil has served as Managing Director and Co-Head of Fintech Investment Banking at Chardan Capital Markets, LLC, a New York headquartered broker/dealer, since March 2020. Mr. Weil currently serves as Chief Financial Officer, and has agreed to become a director, of each of Chardan NexTech Acquisition Corp. and Chardan NexTech Acquisition 2 Corp. From January 2018 to March 2020, Mr. Weil served as Managing Director and Head of Insurtech Investment banking at SenaHill Securities, LLC, a New York headquartered broker/dealer. From January 2013 to September 2017, Mr. Weil, was a Director at PricewaterhouseCoopers Inc., a network of firms providing assurance, advisory and tax services. Prior to 2012, Mr. Weil held positions as a Director at Lazard Middle Market, LLC, an Executive Director at UBS Securities LLC and a Director at Citigroup Global Markets Inc. Mr. Weil holds a B.A. in Business Administration from the University of Colorado, Boulder. We believe Mr. Weil is qualified to serve on our board of directors based on his extensive capital markets and transaction management experience and network of relationships.

Julie Atkinson, 47, has been our director since December 2020. Ms. Atkinson served as Chief Marketing Officer for Founders Table Restaurant Group since October 2019. She previously served as Senior Vice President, Global Digital at Tory Burch LLC from January 2017 to May 2018. Prior to joining Tory Burch, Ms. Atkinson served in various leadership roles at Starwood Hotels & Resorts Worldwide, Inc., most recently as Senior Vice President, Global Digital from November 2014 to January 2017 and as Vice President of Global Online Distribution from September 2012 until November 2014. Prior to joining Starwood, Ms. Atkinson held multiple roles at Travelocity including marketing and operations. Since December 2017, Ms. Atkinson has served as a member of the Board of Directors of Bright Horizons Family Solutions Inc. (NYSE: BFAM). Ms. Atkinson holds a B.A. in English and Political Science from Amherst College. We believe Ms. Atkinson is qualified to serve on our board of directors because of her 20-year track record of executing innovative strategic and tactical leadership for global consumer brand.

Christian (“Chris”) Ahrens, 44, has been our director since December 2020. Mr. Ahrens has been an Advisor with Certares Management LLC since October 2017. From January 2015 until September 2017 Mr. Ahrens was a Partner with Certares. Prior to December 2015 Mr. Ahrens was a Managing Director at One Equity Partners, the private equity investing arm of JPMorgan Chase, which he joined in September 2001. Mr. Ahrens has served as a board member at Internova Travel Group since January 2015. Mr. Ahrens received his A.B. from Princeton University. We believe Mr. Ahrens is qualified to serve on our board of directors because of his experience in corporate finance and investing.

Bernard A. Van der Lande, 38, has been our director since December 2020. Mr. Van der Lande has been a Managing Director of Cindat USA LLC since January 2020. Mr. Van der Lande was Chief Issuance Officer of Templum, Inc. from February 2019 until August 2019. From November 2017 until January 2019, Mr. Van der Lande served as Managing Director of Easterly Capital, LLC. Before that, Mr. Van der Lande was with CBRE, Inc. from January 2013 until November 2017, where he served in capacities of Managing Director of its investment banking division, Capital Advisors, and Senior Vice President of its international hotels brokerage business. In addition, Mr. Van der Lande served as Managing Director of Hodges Ward Elliott’s Lodging Capital Markets business, where he worked from October 2008 until December 2012. Mr. Van der Lande received his B.A. from Davidson College. We believe Mr. Van der Lande is qualified to serve on our board of directors because of his extensive experience in the global capital markets, public and private markets, and with cross-border lodging and hospitality transactions, as well as his knowledge as an executive for emerging technology, and private equity companies.

Ventoux Acquisition has agreed with one of its members to re-nominate each of our current directors for any election of directors we hold prior to the closing of our initial business combination, and that it will vote in favor of the election of such persons.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and corporate governance, and compensation committee. The independent directors oversee director nominations. Each committee has a charter, each in the form previously filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-1, as amended, adopted in connection with the consummation of the IPO.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance, and reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements, the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company did not have any underlying business, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Mr. Weil, Mr. Levin, and Mr. Ahrens, each of whom is an independent director under Nasdaq’s listing standards. Mr. Weil is the Chairperson of the Audit Committee. The Board has determined that Mr. Weil qualifies as an “audit committee financial expert,” as defined under the rules and regulations of Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating and Corporate Governance Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating and Corporate Governance Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating and Corporate Governance Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating and Corporate Governance Committee did not hold any meetings during 2020.

The members of the Nominating and Corporate Governance Committee are Mr. Weil, Mr. Ahrens, and Ms. Atkinson, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ahrens is the Chairperson of the Nominating and Corporate Governance Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mr. Levin, Ms. Atkinson, and Mr. Van der Lande, each of whom is an independent director under Nasdaq’s listing standards. Mr. Levin is the Chairperson of the Compensation Committee.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2021, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock (%)
Edward Scheetz(3)	2,728,875	12.7%
Matthew MacDonald(3)	2,728,875	12.7%
Brock Strasbourger	—	—%
Prasad Phatak	—	—%
Jonas Grossman(4)	1,493,625	6.9%
Alex Weil	—	—%
Woodrow H. Levin(5)	22,500	*
Julie Atkinson	22,500	*
Christian Ahrens	22,500	*
Bernard Van der Lande	—	—%
All officers and directors as a group (10 individuals)(3)(4)	4,290,000	19.9%
Ventoux Acquisition Holdings LLC(6)	2,728,875	12.7%
Chardan International Investments, LLC(7)	1,493,625	6.9%
MMCAP International Inc. SPC (8)	1,300,000	6.0%
Polar Asset Management Partners Inc.(9)	1,300,000	6.0%
Mizuho Financial Group, Inc.(10)	1,150,000	5.3%
Weiss Asset Management LP(11)	1,200,000	5.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the stockholders is c/o Ventoux CCM Acquisition Corp., 1 East Putnam Avenue, Floor 4, Greenwich, CT 06830.

(2)	Excludes shares issuable pursuant to warrants and rights issued in connection with the IPO. The warrants will not become exercisable until the later of one year after the closing of the IPO or the consummation of an initial business combination. Each holder of a right will receive one-twentieth (1/20) of a share of common stock upon consummation of our initial business combination.

(3)	Includes shares owned by Ventoux Acquisition Holdings LLC, for which Edward Scheetz and Matthew MacDonald are the managing members.

(4)	Includes shares owned by Chardan International Investments, LLC, for which Jonas Grossman is the managing member.

(5)	Consists of shares owned by Blind 1212, LLC for which Woodrow H. Levin is the sole and managing member.

(6)	Edward Scheetz and Matthew MacDonald are the managing members of Ventoux Acquisition Holdings LLC.

(7)	Jonas Grossman is the managing member of Chardan International Investments, LLC.

(8)	The information reported is based on a Schedule 13G filed on February 10, 2021. According to the Schedule 13G, as of December 30, 2020, each of MMCAP International Inc. SPC and MM Asset Management Inc. has shared voting and dispositive power over 1,300,000 units convertible into 1,300,000 shares, warrants exercisable for 650,000 shares and rights exchangeable for 65,000 shares of our common stock. The address for MMCAP International Inc. is Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1, Canada.

(9)	The information reported is based on a Schedule 13G filed on February 11, 2021. According to the Schedule 13G, as of December 31, 2020, Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the 1,3000,000 shares of our common stock directly held by PMSMF, has sole voting and dispositive power with respect to such securities. The address for Polar is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(10)	The information is based on a Schedule 13G filed on February 12, 2021. According to the Schedule 13G, as of December 31, 2020, Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of 1,150,000 shares of our common stock held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. Mizuho Financial Group, Inc. has sole voting and dispositive power over such securities. The address of each of Mizuho Financial Group, Inc. and Mizuho Bank, Ltd. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. The address of each of Mizuho Americas LLC and Mizuho Securities USA LLC is 1271 Avenue of the Americas, New York, NY 10020.

(11)	The information is based on a Schedule 13G filed on February 12, 2021. According to the Schedule 13G, as of December 31, 2020, each of Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss has shared voting and dispositive power over 1,200,000 shares of our common stock. Weiss Asset Management LP is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP LLC is the sole general partner of Weiss Asset Management LP. Andrew Weiss is the managing member of WAM GP LLC. Shares reported for WAM GP LLC, Andrew Weiss and Weiss Asset Management LP include shares beneficially owned by the Partnership and the Fund. The address for each of Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss is 222 Berkeley St., 16th floor, Boston, MA 02116.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 20, 2020, the Company issued an unsecured promissory note to Ventoux Acquisition. The outstanding balance under the promissory note of $151,812 was repaid in full on December 31, 2020.

In addition, at the closing of the IPO, the Company’s stockholders prior to the IPO purchased from the Company an aggregate of 6,000,000 Private Warrants at $1.00 per Private Warrant (for a total purchase price of $6,000,000). In connection with the closing of the issuance sale of the Over-Allotment Option Units, the Company’s stockholders prior to the IPO purchased from the Company an aggregate of 675,000 Private Warrants at $1.00 per Private Warrant (for a total purchase price of $675,000). As of December 31, 2020, the Company had no loans outstanding, including any loans from its directors or officers.

Jonas Grossman and Alex Weil are affiliated with Chardan Capital Markets, in addition to being directors of the Company. While no direct compensation arrangements regarding such individuals have been entered into regarding such fees, these executives may benefit indirectly from any such amounts payable to Chardan Capital Markets in respect of marketing fees, costs and expenses incurred by Chardan Capital Markets in connection with the identification, review and negotiation and approval of the initial business combination.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our disinterested independent directors, or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2020, fees for our independent registered public accounting firm were approximately $65,400, for the services Withum performed in connection with our IPO and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2020, fees for our independent registered public accounting firm were approximately $7,500 for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.4	Warrant Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
4.5	Rights Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
4.6*	Description of Securities
10.1	Letter Agreements, dated December 23, 2020, by and between the Company and the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.2	Investment Management Trust Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)

10.3	Stock Escrow Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.4	Registration Rights Agreement, dated December 23, 2020, by and between the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.5	Indemnity Agreements, dated December 23, 2020, by and between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.6	Subscription Agreement, dated December 23, 2020, by and between the Company and Ventoux Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.7	Subscription Agreement, dated December 23, 2020, by and between the Company and Chardan International Investments, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.8	Business Combination Marketing Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.9	Administrative Services Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
99.2	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Dated: March 30, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Scheetz	Chairman and Chief Executive Officer	March 30, 2021
Edward Scheetz	(Principal Executive Officer)

/s/ Matthew MacDonald	Chief Financial Officer	March 30, 2021
Matthew MacDonald	(Principal Accounting and Financial Officer), Secretary and Director

/s/ Jonas Grossman	Director	March 30, 2021
Jonas Grossman

/s/ Alex Weil	Director	March 30, 2021
Alex Weil

/s/ Woodrow H. Levin	Director	March 30, 2021
Woodrow H. Levin

/s/ Julie Atkinson	Director	March 30, 2021
Julie Atkinson

/s/ Christian Ahrens	Director	March 30, 2021
Christian Ahrens

/s/ Bernard Van der Lande	Director	March 30, 2021
Bernard Van der Lande
31

VENTOUX CCM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Ventoux CCM Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ventoux CCM Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from July 10, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from July 10, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2021

VENTOUX CCM ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$1,071,253	$25,000
Prepaid expenses	29,200	—
Total Current Assets	1,100,453	25,000

Cash held in Trust Account	151,500,000	—
TOTAL ASSETS	$152,600,453	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$18,123	$1,450
Advances from related parties	120,005	—
Total Current Liabilities	138,128	1,450

Commitments and Contingencies

Common stock subject to possible redemption, 14,600,230 and 0 shares as of December 31, 2020 and 2019 (at $10.10 per share), respectively	147,462,323	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,712,270 and 4,312,500 shares issued and outstanding (excluding 14,600,230 and 0 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively (1)	471	431
Additional paid-in capital	5,019,189	24,569
Accumulated deficit	(19,658)	(1,450)
Total Stockholders’ Equity	5,000,002	23,550
Total Liabilities and Stockholders’ Equity	$152,600,453	$25,000

(1) These numbers include up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019

General and administrative expenses	$18,208	$1,450

Net loss	$(18,208)	$(1,450)

Weighted average shares outstanding of redeemable common stock	15,000,000	—
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock (1)	3,750,000	3,750,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.00)

(1) These numbers exclude up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,450)	(1,450)
Balance – December 31, 2019	4,312,500	431	24,569	(1,450)	23,550

Sale of 15,000,000 Units, net of underwriting discounts and offering costs	15,000,000	1,500	146,455,483	—	146,456,983

Sale of 6,000,000 Private Warrants	—	—	6,000,000	—	6,000,000

Common stock subject to possible redemption	(14,600,230)	(1,460)	(147,460,863)	—	(147,462,323)

Net loss	—	—	—	(18,208)	(18,208)
Balance – December 31, 2020	4,172,270	$471	$5,019,189	$(19,658)	$5,000,002

(1) This number includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(18,208)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(29,200)	—
Accrued expenses	16,673	1,450
Net cash used in operating activities	(30,735)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(151,500,000)	—
Net cash used in investing activities	(151,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000	—
Proceeds from sale of Private Warrants	6,000,000	—
Advances from related parties	2,520,005	—
Repayment of advances from related parties	(2,400,000)	—
Proceeds from promissory note – related party	145,000	—
Repayment of promissory note – related party	(151,812)	—
Payment of offering costs	(536,205)	—
Net cash provided by financing activities	152,576,988	25,000

Net Change in Cash	1,046,253	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$1,071,253	$25,000

Non-cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$147,480,442	$—
Change in value of common stock subject to possible redemption	$(18,119)	$—
Offering costs paid through promissory note	$6,812	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Ventoux CCM Acquisition Corp. (formerly known as Chardan Global Acquisition Corp.) (the “Company”) was incorporated in Delaware on July 10, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 23, 2020. On December 30, 2020, the Company consummated the Initial Public Offering of 15,000,000 Units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”), the co-sponsor and an affiliate of certain of the Company’s officers and directors, and Chardan International Investments, LLC (“Chardan Investments”), the co-sponsor and an affiliate of certain of the Company’s directors and Chardan Capital Markets, LLC, generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs charged to equity amounted to $3,543,017, consisting of $3,000,000 in cash underwriting fees and $543,017 of other offering costs.

Following the closing of the Initial Public Offering on December 30, 2020, an amount of $151,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 183 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

On December 29, 2020, the underwriters notified the Company of their intent to fully exercise their over-allotment option. Closing of the over-allotment option occurred on January 5, 2021, when the Company consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000. A total of $22,725,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $174,225,000. Transaction costs related to the underwriters’ exercise of their over-allotment option were $450,000, consisting of underwriting fees. As a result of the underwriters’ election to exercise their over-allotment option in full, 562,500 Founder Shares (as defined in Note 5) are no longer subject to forfeiture.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of amounts previously released to the Company to pay its tax obligations) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company may require stockholders to vote for or against the Business Combination to be able to redeem their shares, and stockholders who do not vote, or who abstain from voting, on the Business Combination will not be able to redeem their shares. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Ventoux Acquisition, Chardan Investments and any other initial stockholders of the Company’s common stock prior to the Initial Public Offering (collectively, the “Initial Stockholders”) have agreed to (a) vote their Founder Shares and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming their shares with respect to more than an aggregate of 20% of the Public Shares.

The Company will have until March 30, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by March 30, 2022, the Company may extend the period of time to consummate a Business Combination one time by an additional three months (until June 30, 2022) to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Initial Stockholders or their affiliates or designees must deposit into the Trust Account $1,725,000 (due to the exercise in full of the underwriters’ over-allotment option) ($0.10 per Public Share), on or prior to the date of the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, certain of the Initial Stockholders (the “Insiders”) have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 and 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,543,017 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants or rights sold in the Initial Public Offering and private placement to purchase 14,250,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock for the periods of 15,000,000 shares as of December 31, 2020 and none as of December 31, 2019. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding of 3,750,000 for both December 31, 2020 and 2019. These amounts exclude 562,500 subject to forfeiture if the underwriter does not exercise their over-allotment option. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per share for common shares (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$—	$—
Income Tax and Franchise Tax	—	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	15,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(18,208)	$(1,450)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(18,208)	$(1,450)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	3,750,000	3,750,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.00)	$(0.00)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020 and 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In connection with the Initial Public Offering on December 30, 2020, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right to receive one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Ventoux Acquisition purchased an aggregate of 4,000,000 Private Warrants and Chardan Investments purchased an aggregate of 2,000,000 Private Warrants, at $1.00 per Private Warrant resulting in combined aggregate purchase price of $6,000,000 in a private placement. Ventoux Acquisition purchased an additional 450,000 Private Warrants and Chardan Investments purchased an additional 225,000 Private Warrants, at a price of $1.00 per Private Warrant, or $675,000 in the aggregate, upon the full exercise of the over-allotment option (see Note 10). Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 19, 2019, Chardan Investments purchased 5,000,000 shares (the “Founder Shares”) for an aggregate price of $25,000. On July 23, 2020, Chardan Investments sold 3,250,000 Founder Shares back to the Company for an aggregate price of $16,250. On August 25, 2020, Chardan Investments transferred 256,375 Founder Shares back to the Company for nominal consideration, which shares were cancelled, resulting in Chardan Investments holding a balance of 1,493,625 Founder Shares. On July 23, 2020, Ventoux Acquisition purchased 3,250,000 Founder Shares from the Company for an aggregate price of $16,250. On August 25, 2020, Ventoux Acquisition transferred 431,125 Founder Shares back to the Company for nominal consideration, which shares were cancelled. On December 15, 2020, Ventoux Acquisition transferred 22,500 Founder Shares to Cindat USA LLC, an affiliate of one of the Company’s directors, and, on December 17, 2020, Ventoux Acquisition transferred an aggregate of 67,500 Founder Shares to three of the Company’s directors. As of the date hereof, Ventoux Acquisition holds 2,728,875 Founder Shares.

The 4,312,500 Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment were not exercised in full or in part, so that the Initial Stockholders would collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, the Founder Shares are no longer subject to forfeiture (see Note 10). All share and per-share amounts have been retroactively restated.

The Initial Stockholders have agreed that, subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. As of December 31, 2020, there were no amounts incurred under this agreement.

Promissory Note — Related Party

On August 20, 2020, the Company issued an unsecured promissory note to Ventoux Acquisition (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable promptly after (i) the date on which the consummation of the Initial Public Offering or (ii) the date on which it is determined not to consummate the Initial Public Offering. The outstanding balance under the Promissory Note of $151,812 was repaid in full on December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, an affiliate of the Initial Stockholders, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of December 31, 2020 and 2019, no Working Capital Loans were outstanding.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination one time, for an additional three months (until June 30, 2022) to complete a Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Initial Stockholders or their affiliates or designees must deposit into the Trust Account $1,725,000 (due to the exercise in full of the underwriters’ over-allotment option), or $0.10 per Public Share, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. The Initial Stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Advances from Related Parties

Related parties advanced the Company approximately $2,520,000 to pay for certain offering costs in connection with the Initial Public Offering. A majority of these advances were repaid and, at December 31, 2020, $120,005 was still owed to some of these related parties.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on December 23, 2020, the holders of the Founder Shares and the Private Warrants and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration and stockholder rights pursuant to an agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 5, 2021, the closing of the underwriters’ over-allotment option occurred (see Note 10).

The underwriters were paid cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, upon the closing of the Initial Public Offering and the over-allotment option (see Note 10).

Business Combination Marketing Agreement

The Company has engaged Chardan Capital Markets, LLC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, including proceeds from the exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the consummates its Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of December 31, 2020 and 2019, the Company has not issued shares of preferred stock.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 4,712,270 shares of common stock issued and outstanding, excluding 14,600,230 shares of common stock subject to possible redemption, of which 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Initial Stockholders would collectively own approximately 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, the Founder Shares are no longer subject to forfeiture (see Note 10). At December 31, 2019, there were 4,312,500 shares of common stock issued and outstanding.

Warrants —The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time while the warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the share of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights or warrants will not receive any of such funds with respect to their rights or warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such rights or warrants. Accordingly, the rights and warrants may expire worthless.

In addition, if the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the co-sponsors or their affiliates, without taking into account any Founder Shares held by the co-sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the market value (the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination).

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their affiliates.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of the Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share of common stock underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of common stock upon consummation of the Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights, so holders must hold rights in denominations of 20 in order to receive a share of the Company’s common stock at the closing of the initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax asset
Net operating loss carryforward	$925	$—
Organizational costs/Startup expenses	$2,899	$—
Total deferred tax asset	3,824	—
Valuation allowance	(3,824)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year ended December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(3,824)	—
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	3,824	—
Income tax provision	$—	$—

As of December 31, 2020, the Company had a U.S. federal net operating loss carryover of approximately $4,000 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and for the period from July 10, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $3,824 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2020, assets held in the Trust Account were comprised of $151,500,000 in a money market fund which is classified as Level 1.For the year ended December 31, 2020 there were no transfers between levels. At December 31, 2019, no assets were held in the Trust Account.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$151,500,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On December 29, 2020, the underwriters notified the Company of their intention to fully exercise their over-allotment option. On January 5, 2021, the Company consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000. A total of $22,725,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $174,225,000.

Transaction costs related to the underwriters’ exercise of their over-allotment option were $450,000, consisting of underwriting fees.

As a result of the underwriters’ election to exercise their over-allotment option in full, 562,500 Founder Shares are no longer subject to forfeiture.

