Form 10-K/A
period 2020-12-31
Ventoux CCM Acquisition Corp.
filed 2021-06-22
CIK 1822145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

VENTOUX CCM ACQUISITION CORP.

i

EXPLANATORY NOTE

Ventoux CCM Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Filing”) as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures as of and for the year ended December 31, 2020 and the balance sheet as of December 30, 2020 (the “December 30, 2020 Balance Sheet”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Private Warrants (as defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee of the board of directors (“Audit Committee”), in consultation with management, concluded that the Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

On June 22, 2021, based on management’s evaluation, the Audit Committee determined that the Company’s financial statements, which were included in the Original Filing, and December 30, 2020 Balance Sheet should no longer be relied upon due to an the Company’s accounting for an aggregate of 6,000,000 warrants issued to Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”) and Chardan International Investments, LLC (“Chardan Investments”) in a private placement that closed concurrently with the closing of the Company’s initial public offering (such warrants, the “Private Warrants”) as equity instead of accounting for the Private Warrants as derivative liabilities.

The restatement results in non-cash, non-operating financial statement corrections, and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

See Part IV, Item 15, Note 2, “Restatement of Previously Issued Financial Statements” of the notes to the financial statements of this Amendment for a more detailed discussion of the restatement.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibit and Financial Statement Schedules.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2 and 32.1).

This Amendment does not reflect adjustments for events occurring after March 30, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the date of the Original Filing.

ii

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

iii

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the year ended December 31, 2020. We are restating our historical financial results for such period to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Warrants. The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended, and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $1,363,061, which consisted of operating costs of $18,208, a change in fair value of warrant liabilities of $180,000, loss on initial issuance of private warrants of $1,140,000, and transaction costs allocable to warrant liabilities of $24,853.

For the period from July 10, 2019 (inception) through December 31, 2019, we had net loss of $1,450, which consisted of formation and operational costs.

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

For the year ended December 31, 2020, cash used in operating activities was $30,735. Net loss of $1,363,061 was affected by a change in fair value of warrant liabilities of $180,000, loss on initial issuance of private warrants of $1,140,000,transaction costs allocable to warrant liabilities of $24,853, and changes in operating assets and liabilities, which used $12,527 of cash from operating activities.

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

Warrant Liabilities

We account for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes model.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants and related existence of a material weakness found in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On June 22, 2021, we revised our prior position on accounting for Private Warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.)

In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.4	Warrant Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
4.5	Rights Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.1	Letter Agreements, dated December 23, 2020, by and between the Company and the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.2	Investment Management Trust Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)

10.3	Stock Escrow Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.4	Registration Rights Agreement, dated December 23, 2020, by and between the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.5	Indemnity Agreements, dated December 23, 2020, by and between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.6	Subscription Agreement, dated December 23, 2020, by and between the Company and Ventoux Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.7	Subscription Agreement, dated December 23, 2020, by and between the Company and Chardan International Investments, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.8	Business Combination Marketing Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.9	Administrative Services Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
99.2	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Dated: June 22, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Scheetz	Chairman and Chief Executive Officer	June 22, 2021
Edward Scheetz	(Principal Executive Officer)

/s/ Matthew MacDonald	Chief Financial Officer	June 22, 2021
Matthew MacDonald	(Principal Accounting and Financial Officer), Secretary and Director

/s/ Jonas Grossman	Director	June 22, 2021
Jonas Grossman

/s/ Alex Weil	Director	June 22, 2021
Alex Weil

/s/ Woodrow H. Levin	Director	June 22, 2021
Woodrow H. Levin

/s/ Julie Atkinson	Director	June 22, 2021
Julie Atkinson

/s/ Christian Ahrens	Director	June 22, 2021
Christian Ahrens

/s/ Bernard Van der Lande	Director	June 22, 2021
Bernard Van der Lande

VENTOUX CCM ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 (as restated) and 2019	F-3
Statements of Operations for the year ended December 31, 2020 (as restated) and for the period from July 10, 2019 (Inception) through December 31, 2019	F-4
Statements of Changes in Stockholders' Equity as of December 31, 2020 (as restated) and 2019	F-5
Statements of Cash Flows for the year ended December 31,2020 (as restated) and for the period from July 10, 2019 (Inception) through December 31, 2019	F-6
Notes to Financial Statements (as restated)	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Ventoux CCM Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ventoux CCM Acquisition Corp. (the “Company”) as of December 31, 2020, and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from July 10, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the for the year ended December 31, 2020 and period from July 10, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 30, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

June 22, 2021

VENTOUX CCM ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)
ASSETS
Current assets
Cash	$1,071,253	$25,000
Prepaid expenses	29,200	—
Total Current Assets	1,100,453	25,000

Cash held in Trust Account	151,500,000	—
TOTAL ASSETS	$152,600,453	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$18,123	$1,450
Advances from related parties	120,005	—
Total Current Liabilities	138,128	1,450

Warrant liabilities	7,320,000	—
Total Liabilities	7,458,128	1,450

Commitments and Contingencies

Common stock subject to possible redemption, 13,875,477 and 0 shares as of December 31, 2020 and 2019 (at $10.10 per share), respectively	140,142,318	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,437,023 and 4,312,500 shares issued and outstanding (excluding 13,875,477 and 0 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively (1)	544	431
Additional paid-in capital	6,363,974	24,569
Accumulated deficit	(1,364,511)	(1,450)
Total Stockholders’ Equity	5,000,007	23,550
Total Liabilities and Stockholders’ Equity	$152,600,453	$25,000

(1) These numbers include up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)

Formation and operational costs	$18,208	$1,450
Loss from operations	(18,208)	(1,450)

Other expense:
Change in fair value of warrant liabilities	(180,000)	—
Loss on initial issuance of private warrants	(1,140,000)	—
Transaction costs allocable to warrant liabilities	(24,853)	—
Other expense, net	(1,344,853)	—

Net loss	$(1,363,061)	$(1,450)

Weighted average shares outstanding of redeemable common stock	15,000,000	—
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock (1)	3,750,000	3,750,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.36)	$(0.00)

(1) These numbers exclude up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2019 (inception)	$—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,450)	(1,450)
Balance – December 31, 2019	4,312,500	431	24,569	(1,450)	23,550

Sale of 15,000,000 Units, net of underwriting discounts and offering costs	15,000,000	1,500	146,480,336	—	146,481,836

Common stock subject to possible redemption	(13,875,477)	(1,387)	(140,140,931)	—	(140,142,318)

Net loss	—	—	—	(1,363,061)	(1,363,061)
Balance – December 31, 2020 (As Restated)	5,437,023	$544	$6,363,974	$(1,364,511)	$5,000,007

(1) This number includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(AS RESTATED)

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(1,363,061)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	180,000	—
Loss on initial issuance of private warrants	1,140,000
Transaction costs allocable to warrant liabilities	24,853	—
Changes in operating assets and liabilities:
Prepaid expenses	(29,200)	—
Accrued expenses	16,673	1,450
Net cash used in operating activities	(30,735)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(151,500,000)	—
Net cash used in investing activities	(151,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000	—
Proceeds from sale of Private Warrants	6,000,000	—
Advances from related parties	2,520,005	—
Repayment of advances from related parties	(2,400,000)	—
Proceeds from promissory note – related party	145,000	—
Repayment of promissory note – related party	(151,812)	—
Payment of offering costs	(536,205)	—
Net cash provided by financing activities	152,576,988	25,000

Net Change in Cash	1,046,253	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$1,071,253	$25,000

Non-cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$140,340,442	$—
Change in value of common stock subject to possible redemption	$(198,124)	$—
Offering costs paid through promissory note	$6,812	$—

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 23, 2020. On December 30, 2020, the Company consummated the Initial Public Offering of 15,000,000 Units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”), the co-sponsor and an affiliate of certain of the Company’s officers and directors, and Chardan International Investments, LLC (“Chardan Investments”), the co-sponsor and an affiliate of certain of the Company’s directors and Chardan Capital Markets, LLC, generating gross proceeds of $6,000,000, which is described in Note 5.

Transaction costs amounted to $3,543,017, consisting of $3,000,000 in cash underwriting fees and $543,017 of other offering costs.

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

Going Concern and Liquidity

As of March 31, 2021, the Company had $1,071,253 in its operating bank accounts, $151,500,000 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $962,325.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Private Warrants (as defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee of the board of directors, in consultation with management, concluded that the Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Per the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 30, 2020
Warrant Liabilities	$—	$7,140,000	$7,140,000
Total liabilities	271,817	7,140,000	7,411,817
Common Stock Subject to Possible Redemption	147,480,442	(7,140,000)	140,340,442
Common Stock	471	70	541
Additional Paid-in Capital	5,001,070	1,164,783	6,165,853
Accumulated Deficit	(1,535)	(1,164,853)	(1,166,388)

Balance sheet as of December 31, 2020
Warrant Liabilities	$—	$7,320,000	$7,320,000
Total liabilities	138,128	7,320,000	7,458,128
Common Stock Subject to Possible Redemption	147,462,323	(7,320,005)	140,142,318
Common Stock	471	73	544
Additional Paid-in Capital	5,019,189	1,344,785	6,363,974
Accumulated Deficit	(19,658)	(1,344,853)	(1,364,511)
Stockholders’ Equity	5,000,002	5	5,000,007

Statement of Operations for the Year Ended December 31, 2020
Change in fair value of warrant liabilities	$—	$(180,000)	$(180,000)
Loss on initial issuance of private warrants	—	(1,140,000)	(1,140,000)
Transaction costs allocable to warrant liabilities	—	(24,853)	(24,853)
Net loss	(18,208)	(1,344,853)	(1,363,061)
Weighted average shares outstanding, Common stock subject to possible redemption	15,000,000	—	15,000,000
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	0.00	0.00
Weighted average shares outstanding, Common stock	3,750,000	—	3,750,000
Basic and diluted net loss per share, Common stock	(0.00)	(0.36)	(0.36)

Cash Flow Statement for the Year Ended December 31, 2020
Net loss	$(18,208)	$(1,344,853)	$(1,363,061)
Change in fair value of warrant liabilities	—	180,000	180,000
Loss on initial issuance of private warrants	—	1,140,000	1,140,000
Transaction costs allocable to warrant liabilities	—	24,853	24,853
Initial classification of Common stock subject to possible redemption	147,480,442	(7,140,000)	140,340,442
Change in value of Common stock subject to possible redemption	(18,119)	(180,005)	(198,124)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for as of and for the year ended December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,518,164 were charged to stockholders’ equity and $24,853 were charged to the statement of operations upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The following table reflects the calculation of basic and diluted net income (loss) per share for common shares (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$—	$—
Income Tax and Franchise Tax	—	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	15,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,363,061)	$(1,450)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,363,061)	$(1,450)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	3,750,000	3,750,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.36)	$(0.00)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Private Warrants (see Note 11).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of December 31, 2020 and 2019, the Company has not issued shares of preferred stock.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 5,437,023 shares of common stock issued and outstanding, excluding 13,875,477 shares of common stock subject to possible redemption, of which 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Initial Stockholders would collectively own approximately 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, the Founder Shares are no longer subject to forfeiture (see Note 10). At December 31, 2019, there were 4,312,500 shares of common stock issued and outstanding.

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

NOTE 9. WARRANTS

The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Public Warrants are accounted for as equity and the Private Warrants are accounted for as liabilities on the balance sheet.

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(20.3)%	0.00%
Transaction costs allocable to warrant liabilities	(0.4)%	0.00%
Change in valuation allowance	(0.3)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

At December 31, 2020, assets held in the Trust Account were comprised of $151,500,000 in a money market fund which is classified as trading securities (Level 1). Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information. At December 31, 2019, no assets were held in the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$151,500,000

Liabilities:
Warrant Liabilities – Private Warrants	3	7,320,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Private Warrants were initially and subsequently valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. The estimated fair value of derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The Modified Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	December 30, 2020 (Initial Measurement)	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.00
Volatility	18.75%	19.15%
Term	5.00	5.00
Risk-free rate	0.38%	0.36%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2020	$—
Initial measurement on December 30, 2020 (Initial Public Offering)	7,140,000
Change in fair value	180,000
Fair value as of December 31, 2020	$7,320,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

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