Form 10-Q
period 2021-03-31
Ventoux CCM Acquisition Corp.
filed 2021-06-22
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-39830

VENTOUX CCM ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2968594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Putnam Avenue, Floor 4

Greenwich, CT

(Address of principal executive offices)

(646) 465-9000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VTAQ	The Nasdaq Stock Market LLC
Warrants	VTAQW	The Nasdaq Stock Market LLC
Rights	VTAQR	The Nasdaq Stock Market LLC
Units	VTAQU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 22, 2021, there were 21,562,500 shares of Common stock, $0.0001 par value, issued and outstanding.

VENTOUX CCM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$606,741	$1,071,253
Prepaid expenses	231,642	29,200
Total Current Assets	838,383	1,100,453

Cash and marketable securities held in Trust Account	174,251,175	151,500,000
TOTAL ASSETS	$175,089,558	$152,600,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$93,034	$18,123
Income taxes payable	4,342	—
Advance from related party	—	120,005
Total Current Liabilities	97,376	138,128

Warrant Liabilities	4,338,750	7,320,000
Total Liabilities	4,436,126	7,458,128

Commitments
Common stock subject to possible redemption 16,401,329 and 13,875,477 shares at $10.10 per share redemption value at March 31, 2021 and December 31, 2020, respectively	165,653,423	140,142,318

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,161,171 and 5,437,023 shares issued and outstanding (excluding 16,401,329 and 13,875,477 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	516	544
Additional paid-in capital	2,902,897	6,363,974
Retained Earnings (Accumulated deficit)	2,096,596	(1,364,511)
Total Stockholders’ Equity	5,000,009	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,089,558	$152,600,453

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$216,976
Loss from operations	(216,976)

Other income:
Change in fair value of warrant liabilities	3,818,250
Loss on issuance of private warrants	(162,000)
Interest earned on marketable securities held in Trust Account	26,175
Income before income taxes	3,465,449
Provision for income taxes	(4,342)
Net income	$3,461,107

Weighted average shares outstanding of redeemable common stock	17,125,000

Basic and diluted net loss per share, redeemable common stock	$0.00

Weighted average shares outstanding of non-redeemable common stock	4,312,500

Basic and diluted net loss per share of non-redeemable common stock	$0.80

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	5,437,023	$544	$6,363,974	$(1,364,511)	$5,000,007

Sale of 2,250,000 Units, net of underwriting discounts and offering expenses	2,250,000	225	22,049,775	—	22,050,000

Change in value of common stock subject to redemption	(2,525,852)	(253)	(25,510,852)	—	(25,511,105)

Net income	—	—	—	3,461,107	3,461,107

Balance – March 31, 2021	5,161,171	$516	$2,902,897	$2,096,596	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,461,107
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,818,250)
Loss on initial issuance of private warrants	162,000
Interest earned on marketable securities held in Trust Account	(26,175)
Changes in operating assets and liabilities:
Prepaid expenses	(202,442)
Accrued expenses	74,911
Income taxes payable	4,342
Net cash used in operating activities	(344,507)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(22,725,000)
Net cash used in investing activities	(22,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	22,050,000
Proceeds from sale of Private Placement Warrants	675,000
Advances from related parties	525,000
Repayment of advances from related parties	(645,005)
Net cash provided by financing activities	22,604,995

Net Change in Cash	(464,512)
Cash – Beginning of period	1,071,253
Cash – End of period	$606,741

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption from over-allotment	$22,219,813
Change in value of common stock subject to possible redemption	$3,291,292

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

As of March 31, 2021 the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On January 5, 2021, the underwriters fully exercised their over-allotment option. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000. A total of $22,725,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $174,225,000. As a result of the underwriters’ election to exercise their over-allotment option in full, 562,500 Founder Shares (as defined in Note 5) are no longer subject to forfeiture.

Transaction costs amounted to $3,993,017, consisting of $3,450,000 ($450,000 related to the underwriters’ exercise of their over-allotment option) in underwriting fees and $543,017 of other offering costs.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Going Concern and Liquidity

As of March 31, 2021, the Company had $606,741 in its operating bank accounts, $174,251,175 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $741,007. As of March 31, 2021, approximately $26,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

The Company had no activity for the three months ended March 31, 2020. Accordingly, the unaudited condensed statement of operations and unaudited condensed statement of cash flows for the three months ended March 31, 2020 is not presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Derivative Warrant Liabilities

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Modified Black-Scholes Model.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $43,500, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded income tax expense of $4,342. The Company’s effective tax rate for three months ended March 31, 2021 differs from the expected income tax rate due to change in fair value of warrants and the full valuation allowance on the Company’s deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,300,000 shares in the calculation of diluted loss per share, since the exercise price of the warrants was greater than the average market price for the period.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three months ended March 31, 2021
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$26,175
Less; Income available to pay income and franchise taxes	(9,842)
Net Earnings	$16,333
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	17,125,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income	$3,461,107
Redeemable Net Earnings	(16,333)
Non-Redeemable Net Loss	$3,444,774
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	4,312,500
Earnings/Basic and Diluted Non-Redeemable Common Stock	$0.80

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 10).

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In connection with the Initial Public Offering, the Company sold 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters on January 5, 2021 upon the underwriters’ election to fully exercise their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right to receive one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Ventoux Acquisition purchased an aggregate of 4,000,000 Private Warrants and Chardan Investments purchased an aggregate of 2,000,000 Private Warrants, at $1.00 per Private Warrant resulting in combined aggregate purchase price of $6,000,000 in a private placement. On January 5, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 450,000 and 225,000 Private Warrants to Ventoux Acquisition and Chardan Investments, respectively, at a price of $1.00 per Private Warrant, generating gross proceeds of $675,000. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The 4,312,500 Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment were not exercised in full or in part, so that the Initial Stockholders would collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on January 5, 2021, the Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheets as of March 31, 2021. As of December 31, 2020, there were no amounts accrued under this agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, an affiliate of the Initial Stockholders, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Advances from Related Parties

Related parties advanced the Company approximately $2,520,000 (including $525,000 during the three months ended March 31, 2021) to pay for certain offering costs in connection with the Initial Public Offering. At March 31, 2021, the full balance of advances was repaid. At December 31, 2020, $120,005 was owed to some of these related parties.

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 5, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

The underwriters were paid cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, upon the closing of the Initial Public Offering and the over-allotment option.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,161,171 and 5,437,023 shares of common stock issued and outstanding, excluding 16,401,329 and 13,875,477 shares of common stock subject to possible redemption, respectively.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8. WARRANTS

Warrants — The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Public Warrants are accounted for as equity and the Private Warrants are accounted for as liabilities on the condensed balance sheets.

NOTE 8. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company classifies its money market funds as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information.

At March 31, 2021, assets held in the Trust Account was comprised of $256,143 in money market funds which are invested primarily in U.S. Treasury Securities and $173,995,032 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, assets held in the Trust Account were comprised of $151,500,000 in cash.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gain and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
	Marketable securities held in Trust Account – U.S.:
March 31, 2021	U.S. Treasury Securities Money Market Fund	1	N/A	N/A	256,143
March 31, 2021	U.S. Treasury Securities (Mature on 4/15/2021)	1	$173,995,032	$3,228	$173,998,260
December 31, 2020	U.S. Treasury Securities Money Market Fund	1	N/A	N/A	$151,500,000

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liabilities – Private Placement Warrants	3	$4,338,750	$7,320,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Private Warrants were initially and subsequently valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. The Modified Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own Public Warrant pricing. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	March 31, 2021	January 5, 2021 (Over-allotment)	December 31, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.79	$10.00	$10.00
Volatility	12.50%	19.32%	19.15%
Term	5.00	5.00	5.00
Risk-free rate	0.92%	0.38%	0.36%
Dividend yield	0.0%	0.0%	0.0%

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$7,320,000
Initial measurement on January 5, 2021 (Over allotment)	837,000
Change in fair value	(3,818,250)
Fair value as of March 31, 2021	4,338,750

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Ventoux CCM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “co-sponsors” refer to Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”) and Chardan International Investments, LLC (“Chardan Investments”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 10, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”).

While we may pursue a Business Combination in any region or sector, we intend to focus our efforts on businesses in North America within the hospitality, leisure, travel and dining sectors with an emphasis on consumer branded businesses that have attractive growth characteristics. In addition, we intend to pursue technology companies operating in these sectors, such as business and consumer services and infrastructure. However, we do not intend to invest in businesses with large exposure to investments in physical real estate. We intend to focus on established and high-growth businesses that have an aggregate enterprise value of approximately $500 million to $2.0 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating a Business Combination with the ultimate goal of pursuing attractive returns for our stockholders.

We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $3,461,107, which consists of change in fair value of warrant liabilities of $3,818,250 and interest earned on marketable securities held in our Trust Account of $26,175, offset by general and administrative expenses of $216,976, loss on issuance of private warrants of $162,000, and an income tax expense of $4,342.

Liquidity and Capital Resources

On December 30, 2020, we completed the Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 6,000,000 Private Warrants at a price of $1.00 per Private Warrant in a private placement to the co-sponsors, generating gross proceeds of $6,000,000.

On January 5, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we completed the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $174,225,000 was placed in the Trust Account. We incurred $3,993,017 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $543,017 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $344,507. Net income of $3,461,107 was affected by interest earned on marketable securities held in the Trust Account of $26,175, loss on initial issuance of private warrants of $162,000 and change in fair value of warrant liabilities of $3,818,250. Changes in operating assets and liabilities used $123,189 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $174,251,175 (including approximately $26,175 of interest income and unrealized gains, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 183 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $606,741. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the co-sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination is not consummated, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $500,000 of such loans may be convertible into warrants at a price of $1.00 per unit, at the option of the lender. The units would be identical to the Private Warrants.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through March 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021 and December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. We began incurring these fees on December 23, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

We have engaged Chardan Capital Markets, LLC as an advisor in connection with a Business Combination to assist us in holding meetings with stockholders to discuss the potential Business Combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with press releases and public filings in connection with the Business Combination. We will pay Chardan Capital Markets, LLC a marketing fee for such services upon the completion of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, including proceeds from the exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the Business Combination is consummated.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants are valued using a Modified Black Scholes model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the proceeds held in the trust account have been invested in U.S. government treasury obligations with a maturity of 183 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 22, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, on December 23, 2020, we consummated the Initial Public Offering of 15,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), one right entitling the holder thereof to receive one-twentieth (1/20) of one share of Common Stock upon the consummation of a Business Combination, and one warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000. Chardan Capital Markets, LLC acted as sole-book running manager. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251048). The Securities and Exchange Commission declared the registration statement effective on December 23, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement with initial stockholders of the Company of 6,000,000 warrants (the “Private Warrants”), generating total proceeds of $6,000,000. The Private Warrants are identical to the warrants sold as part of the public Units in the Initial Public Offering except that (i) each Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees, as further described in the Registration Statement. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants. The Private Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 5, 2021, we consummated the closing of the issuance and sale of additional Units (the “Over-Allotment Option Units”) upon exercise by the underwriters of their over-allotment option in full. The total aggregate issuance by the Company of 2,250,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $22,500,000. On January 5, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 675,000 Private Warrants, generating gross proceeds of $675,000. The Private Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $174,225,000 of the net proceeds from the sale of the Units in the Initial Public Offering (including the Over-Allotment Option Units) and the private placements on December 30, 2020 and January 5, 2021, were deposited in a trust account established for the benefit of the Company’s public stockholders.

We paid a total of $3,993,017 in offering costs, consisting of $3,450,000 ($450,000 related to the underwriters’ exercise of their over-allotment option) in underwriting fees and $543,017 of other offering costs.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Date: June 22, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2021	By:	/s/ Matthew MacDonald
	Name:	Matthew MacDonald
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)