Form 10-Q
period 2021-06-30
Ventoux CCM Acquisition Corp.
filed 2021-08-12
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 21,562,500 shares of Common stock, $0.0001 par value, issued and outstanding.

VENTOUX CCM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$535,994	$1,071,253
Prepaid expenses	173,316	29,200
Total Current Assets	709,310	1,100,453

Investments held in Trust Account	174,259,906	151,500,000
TOTAL ASSETS	$174,969,216	$152,600,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$197,686	$18,123
Income taxes payable	4,342	—
Advance from related party	—	120,005
Total Current Liabilities	202,028	138,128

Warrant Liabilities	2,670,000	7,320,000
Total Liabilities	2,872,028	7,458,128

Commitments
Common stock subject to possible redemption 16,544,275 and 13,875,477 shares at $10.10 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	167,097,180	140,142,318

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,018,225 and 5,437,023 shares issued and outstanding (excluding 16,544,275 and 13,875,477 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	502	544
Additional paid-in capital	1,459,154	6,363,974
Retained Earnings (Accumulated deficit)	3,540,352	(1,364,511)
Total Stockholders’ Equity	5,000,008	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,969,216	$152,600,453

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$233,725	$85	$450,701	$85
Loss from operations	(233,725)	(85)	(450,701)	(85)

Other income:
Change in fair value of warrant liabilities	1,668,750	—	5,487,000	—
Loss on initial issuance of private warrants	—	—	(162,000)
Interest earned on marketable securities held in Trust Account	8,731	—	34,906	—
Total other income, net	1,677,481	—	5,359,906	—

Income (Loss) before provision for income taxes	1,443,756	(85)	4,909,205	(85)
Provision for income taxes	—	—	(4,342)	—
Net income (loss)	$1,443,756	$(85)	$4,904,863	$(85)

Weighted average shares outstanding of redeemable common stock	17,250,000	—	17,200,000	—
Basic and diluted net loss per share, redeemable common stock	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income per share of non-redeemable common stock	$0.33	$0.00	$1.14	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	5,437,023	$544	$6,363,974	$(1,364,511)	$5,000,007

Sale of 2,250,000 Units, net of underwriting discounts and offering expenses	2,250,000	225	22,049,775	—	22,050,000

Change in value of common stock subject to redemption	(2,525,852)	(253)	(25,510,852)	—	(25,511,105)

Net income	—	—	—	3,461,107	3,461,107

Balance – March 31, 2021	5,161,171	$516	$2,902,897	$2,096,596	$5,000,009

Change in value of common stock subject to redemption	(142,946)	(14)	(1,443,743)	—	(1,443,757)

Net income	—	—	—	1,443,756	1,443,756

Balance – June 30, 2021	5,018,225	$502	$1,459,154	$3,540,352	$5,000,008

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Net income	—	—	—	—	—

Balance – March 31, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Net loss	—	—	—	(85)	(85)

Balance – June 30, 2020	4,312,500	$431	$24,569	$(1,535)	$23,465

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,904,863	$(85)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,487,000)	—
Loss on initial issuance of private warrants	162,000
Interest earned on marketable securities held in Trust Account	(34,906)	—
Changes in operating assets and liabilities:
Prepaid expenses	(144,116)	—
Accounts payable and accrued expenses	179,563	(450)
Income taxes payable	4,342	—
Net cash used in operating activities	(415,254)	(535)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(22,725,000)	—
Net cash used in investing activities	(22,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	22,050,000	—
Proceeds from sale of Private Placement Warrants	675,000	—
Advances from related parties	525,000	—
Repayment of advances from related parties	(645,005)	—
Net cash provided by financing activities	22,604,995	—

Net Change in Cash	(535,259)	(535)
Cash – Beginning of period	1,071,253	25,000
Cash – End of period	$535,994	$24,465

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption from over-allotment	$22,219,813	$—
Change in value of common stock subject to possible redemption	$4,735,049	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Ventoux CCM Acquisition Corp. (formerly known as Chardan Global Acquisition Corp.) (the “Company”) is a blank check company incorporated in Delaware on July 10, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021 the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Going Concern and Liquidity

As of June 30, 2021, the Company had $535,994 in its operating bank accounts, $174,259,906 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $507,282. As of June 30, 2021, $34,906 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants to purchase shares of common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants are valued using a Modified Black-Scholes Option Pricing Model.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded income tax expense of $4,342. The Company’s effective tax rate for three and six months ended June 30, 2021 differs from the expected income tax rate mainly due to change in fair value of warrants and the full valuation allowance on the Company’s deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,300,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted, for redeemable common stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the periods.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$8,731	$—	$34,906	$—
Less; Income available to pay income and franchise taxes	(8,731)	—	(34,906)	—
Redeemable Net Earnings	$—	$—	$—	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	17,250,000	—	17,200,000	—
Earnings/Basic and Diluted Redeemable Common Stock	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net Income (Loss)	$1,443,756	$(85)	$4,904,863	$(85)
Less: Redeemable Net Earnings	—	—	—	—
Non-Redeemable Net Income	$1,443,756	$(85)	$4,904,863	$(85)
Denominator: Weighted Average Non-Redeemable Common Stock (1)
Non-Redeemable Common Stock, Basic and Diluted	4,312,500	3,750,000	4,312,500	3,750,000
Earnings/Basic and Diluted Non-Redeemable Common Stock	$0.33	$0.00	$1.13	$0.00

(1)	For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 9).

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

JUNE 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, of which $60,000 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets as of June 30, 2021. As of December 31, 2020, there were no amounts accrued under this agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, an affiliate of the Initial Stockholders, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Advances from Related Parties

Related parties advanced the Company approximately $2,520,000 to pay for certain offering costs in connection with the Initial Public Offering. At June 30, 2021, the full balance of advances was repaid. At December 31, 2020, $120,005 was owed to some of these related parties.

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

JUNE 30, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,018,225 and 5,437,023 shares of common stock issued and outstanding, excluding 16,554,275 and 13,875,477 shares of common stock subject to possible redemption, respectively.

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

JUNE 30, 2021

(Unaudited)

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

The Public Warrants are accounted for as equity on the condensed balance sheets.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 8. WARRANT LIABILITIES

The Private Warrants are identical to the Public Warrants (Note 7) underlying the Units sold in the Initial Public Offering except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their affiliates.

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

The Company presents its investment in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

At June 30, 2021, assets held in the Trust Account was comprised of $260,623 in money market funds which are invested primarily in U.S. Treasury Securities and $173,999,283 in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, assets held in the Trust Account were comprised of $151,500,000 in cash.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gain and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
	Marketable securities held in Trust Account – U.S.:
June 30, 2021	U.S. Treasury Securities Money Market Fund	1	N/A	N/A	260,621
June 30, 2021	U.S. Treasury Securities (Mature on 7/15/2021)	1	$173,999,283	$(2,763)	$173,996,520

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant Liabilities – Private Warrants	3	$2,670,000	$7,320,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	June 30, 2021	January 5, 2021 (Over-allotment)	December 31, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.93	$10.00	$10.00
Volatility	9.00%	19.32%	19.15%
Term	5.00	5.00	5.00
Risk-free rate	0.872%	0.38%	0.36%
Dividend yield	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$7,320,000
Initial measurement on January 5, 2021 (Over allotment)	837,000
Change in fair value	(5,487,000)
Fair value as of June 30, 2021	2,670,000

Transfers to/from levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $1,443,756, which consists of change in fair value of warrant liabilities of $1,668,750 and interest earned on marketable securities held in our Trust Account of $8,731, offset by general and administrative expenses of $233,725.

For the six months ended June 30, 2021, we had a net income of $4,904,863, which consists of change in fair value of warrant liabilities of $5,487,000 and interest earned on marketable securities held in our Trust Account of $34,906, offset by general and administrative expenses of $450,701, loss on initial issuance of private warrants of $162,000 and provision for income taxes of $4,342.

For the three and six months ended June 30, 2020, we had a net loss of $85 which consists of formation and operational costs.

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

On January 5, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we completed the sale of an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the over-allotment we completed a sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total proceeds of $675,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $174,225,000 was placed in the Trust Account. We incurred $3,993,017 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $543,017 of other costs.

For the six months ended June 30, 2021, cash used in operating activities was $415,254. Net income of $4,904,863 was affected by interest earned on marketable securities held in the Trust Account of $34,906, change in fair value of warrant liabilities of $5,487,000 and loss on initial issuance of private warrants of $162,000. Changes in operating assets and liabilities used $39,789 of cash for operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $535. Net loss of $85 was affected by changes in operating assets and liabilities of $450.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $174,259,906 (including approximately $34,906 of interest income and unrealized gains, net of unrealized losses of $2,763) consisting of U.S. Treasury Bills with a maturity of 183 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $535,994. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021 and December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase shares of common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants are valued using a Modified Black Scholes model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 22, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken in response to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on June 22, 2021, specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, the Company was still evaluating the effectiveness of the aforementioned remediation steps that have been implemented.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Date: August 12, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Matthew MacDonald
	Name:	Matthew MacDonald
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)