Form 10-Q
period 2021-09-30
Ventoux CCM Acquisition Corp.
filed 2021-11-15
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 21,562,500 shares of Common stock, $0.0001 par value, issued and outstanding.

VENTOUX CCM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$505,849	$1,071,253
Prepaid expenses	120,495	29,200
Total Current Assets	626,344	1,100,453

Investments held in Trust Account	174,262,524	151,500,000
TOTAL ASSETS	$174,888,868	$152,600,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$304,003	$18,123
Income taxes payable	4,342	—
Advance from related party	—	120,005
Total Current Liabilities	308,345	138,128

Warrant Liabilities	1,668,750	7,320,000
Total Liabilities	1,977,095	7,458,128

Commitments
Common stock subject to possible redemption 17,250,000 and 15,000,000 shares at $10.10 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	174,225,000	151,500,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	—
Retained Earnings (Accumulated deficit)	(1,313,658)	(6,358,106)
Total Stockholders’ Equity (Deficit)	(1,313,227)	(6,357,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,888,868	$152,600,453

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

General and administrative expenses	$189,283	$—	$639,984	$85
Loss from operations	(189,283)	—	(639,984)	(85)

Other income (loss):
Change in fair value of warrant liabilities	1,001,250	—	6,488,250	—
Loss on initial issuance of private warrants	—	—	(162,000)
Interest earned on marketable securities held in Trust Account	2,618	—	37,524	—
Total other income, net	1,003,868	—	6,363,774	—

Income (Loss) before provision for income taxes	814,585	—	5,723,790	(85)
Benefit from (Provision for) income taxes	—	—	(4,342)	—
Net income (loss)	$814,585	$—	$5,719,448	$(85)

Basic and Diluted Weighted average shares outstanding of common stock	21,562,500	3,750,000	21,529,412	3,750,000

Basic and diluted net income per share of common stock	$0.04	$—	$0.27	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	4,312,500	$431	$—	$(6,358,106)	$(6,357,675)

Allocation of Initial Public Offering to public warrants			1,350,000		1,350,000

Allocation of Initial Public Offering to public rights			956,250		956,250

Accretion for common shares to redemption amount	—	—	(2,306,250)	(675,000)	(2,981,250)

Net income	—	—	—	3,461,107	3,461,107

Balance – March 31, 2021 (unaudited)	4,312,500	$431	$—	$(3,571,999)	$(3,571,568)

Net income	—	—	—	1,443,756	1,443,756

Balance – June 30, 2021 (unaudited)	4,312,500	$431	$—	$(2,128,243)	$(2,127,812)

Net income	—	—	—	814,585	814,585

Balance – September 30, 2021 (unaudited)	4,312,500	$431	$—	$(1,313,658)	$(1,313,227)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Net income	—	—	—	—	—

Balance – March 31, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Net loss	—	—	—	(85)	(85)

Balance – June 30, 2020	4,312,500	$431	$24,569	$(1,535)	$23,465

Net loss	—	—	—	—	—

Balance – September 30, 2020	4,312,500	$431	$24,569	$(1,535)	$23,465

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$5,719,448	$(85)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,488,250)	—
Loss on initial issuance of private warrants	162,000
Interest earned on marketable securities held in Trust Account	(37,524)	—
Changes in operating assets and liabilities:
Prepaid expenses	(91,295)	—
Accounts payable and accrued expenses	285,880	(450)
Income taxes payable	4,342	—
Net cash used in operating activities	(445,399)	(535)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(22,725,000)	—
Net cash used in investing activities	(22,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	22,050,000	—
Proceeds from sale of Private Placement Warrants	675,000	—
Proceeds from promissory note - related party	—	145,000
Advances from related parties	525,000	—
Repayment of advances from related parties	—	(103,825)
Payment of offering costs	(645,005)	—
Net cash provided by financing activities	22,604,995	41,175

Net Change in Cash	(565,404)	40,640
Cash – Beginning of period	1,071,253	25,000
Cash – End of period	$505,849	$65,640

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$8,018

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Ventoux CCM Acquisition Corp. (formerly known as Chardan Global Acquisition Corp.) (the “Company”) is a blank check company incorporated in Delaware on July 10, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021 the Company had not commenced any operations. All the Company’s activity through September 30, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below)

The registration statement for the Company’s Initial Public Offering was declared effective on December 23, 2020. On December 30, 2020, the Company consummated the Initial Public Offering of 15,000,000 Units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4.

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

On January 5, 2021, the underwriters fully exercised their over-allotment option. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000. A total of $22,725,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $174,225,000. As a result of the underwriters’ election to exercise their over-allotment option in full, 562,500 Founder Shares (as defined in Note 6) are no longer subject to forfeiture.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company may require stockholders to vote for or against the Business Combination to be able to redeem their shares, and stockholders who do not vote, or who abstain from voting, on the Business Combination will not be able to redeem their shares. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants.

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

SEPTEMBER 30, 2021

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

Going Concern and Liquidity

As of September 30, 2021, the Company had $505,849 in its operating bank accounts, $174,262,524 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $317,999. As of September 30, 2021, $37,524 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares as temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company had not considered redeemable shares classified as temporary equity as part of net tangible assets. Effective with the financial statements contained in this Quarterly Report, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and recognizes accretion from the initial book value to redemption value and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements in connection with the Initial Public Offering Balance Sheet and Quarterly Reports on Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its income (loss) per common share calculation to no longer present redeemable and non-redeemable common stock per share and to present earnings per share for common stock as a whole. This presentation contemplates a Business Combination as the most likely outcome

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$140,142,318	$11,357,682	$151,500,000
Common stock	$544	$(112)	$431
Additional paid-in capital	$6,363,974	$(6,363,974)	$—
Retained earnings	$(1,364,511)	$(4,993,596)	$(6,358,106)
Total Stockholders’ Deficit	$5,000,007	$(11,357,682)	$(6,357,675)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	$(10,275,000)
Proceeds Allocated to Public Rights	(7,331,250)
Common stock issuance costs	(3,968,164)
Plus:
Accretion of carrying value to redemption value	$23,299,414

Common stock subject to possible redemption	$174,225,000

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded income tax expense of $4,342. The Company’s effective tax rate for three and nine months ended September 30, 2021 differs from the expected income tax rate mainly due to change in fair value of warrants and the full valuation allowance on the Company’s deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of (1) warrants sold in the Initial Public Offering to purchase 15,300,000 common stock, and (2) rights sold in the Initial Public Offering that convert into 862,500 common stock, in the calculation of diluted loss per share, since the exercise of warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

SEPTEMBER 30, 2021

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

NOTE 4. INITIAL PUBLIC OFFERING

In connection with the Initial Public Offering, the Company sold 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters on January 5, 2021 upon the underwriters’ election to fully exercise their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right to receive one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per share (see Note 9).

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

SEPTEMBER 30, 2021

(Unaudited)

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

The 4,312,500 Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on January 5, 2021, the Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $90,000 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets as of September 30, 2021. As of December 31, 2020, there were no amounts accrued under this agreement. For the three and nine months ended September 30, 2020, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, an affiliate of the Initial Stockholders, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 7. COMMITMENTS

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

SEPTEMBER 30, 2021

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 4,312,500 shares of common stock issued and outstanding, excluding 17,250,000 and 15,000,000 shares of common stock, respectively, subject to possible redemption and presented as temporary equity.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 9. WARRANTS

Warrants — There are 8,625,000 and 7,500,000 Public Warrants outstanding as of September 30, 2021 and December 31, 2020, respectively. The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their affiliates. As of September 30, 2021 and December 31, 2020, there are 6,675,000 and 6,000,000 Private Warrants outstanding, respectively.

The Private Warrants are accounted for as liabilities on the condensed balance sheets.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account was comprised of $174,262,524 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, assets held in the Trust Account were comprised of $151,500,000 in cash.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,262,524	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant Liabilities – Private Warrants	3	$1,668,750	$7,320,000

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.00
Volatility	6.50%	19.15%
Term	5.00	5.00
Risk-free rate	0.98%	0.36%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$7,320,000
Initial measurement on January 5, 2021 (Over allotment)	837,000
Change in fair value	(6,488,250)
Fair value as of September 30, 2021	1,668,750

Transfers to/from levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Merger Agreement

On November 10, 2021, the Company entered into an agreement and plan of merger by and among the Company, Ventoux Merger Sub I Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Ventoux Merger Sub”), Ventoux Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Ventoux Merger Sub II”), and E La Carte, Inc., d/b/a Presto, Inc., a Delaware corporation (“Presto”) (as amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been approved by the Company’s and Presto’s board of directors. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by Presto and the Company’s stockholders, (a) Ventoux Merger Sub will merge with and into Presto (the “First Merger”), with Presto being the surviving entity in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of the Company (the “Surviving Corporation”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Ventoux Merger Sub II (the “Second Merger”), with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of the Company (the “Mergers” and the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In addition, in connection with the consummation of the Proposed Business Combination, the Company will be renamed Presto Technologies, Inc. and is referred to herein as “New Presto” as of the time of such change of name.

Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, at the closing of the Proposed Business Combination (the “Closing”), the Company will acquire all of the outstanding equity interests of Presto, and stockholders of Presto will receive $800,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly issued common stock in New Presto, calculated based on a price of $10.00 per share.

In addition to the Aggregate Base Consideration, Presto stockholders may be entitled to receive, as additional consideration, and without any action on behalf of the Company, Ventoux Merger Sub, Ventoux Merger Sub II or the Company’s stockholders, 15,000,000 additional shares of common stock of New Presto (the “Presto Earnout Shares”), to be issued as follows: (A) 7,500,000 Presto Earnout Shares, if, during the period from and after the Closing until the third anniversary of the Closing, the Volume Weighted Average Price (“VWAP” as defined in the Merger Agreement) of New Presto common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, and (B) an additional 7,500,000 Presto Earnout Shares, if, during the period from and after the Closing until the fifth anniversary of the Closing, the VWAP of New Presto common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days.

Pursuant to the Merger Agreement, at the time the First Merger becomes effective (the “Effective Time”), each option exercisable for Presto equity that is outstanding and unexercised immediately prior to the Effective Time will be assumed and converted into a newly issued option exercisable for common stock of New Presto. At the Effective Time, each warrant of Presto that is outstanding and unexercised immediately prior to the Effective Time shall, in accordance with its terms, either be (i) cancelled and converted into the right to receive common stock of New Presto, or (ii) assumed and converted into a newly issued warrant exercisable for common stock of New Presto. Immediately prior to the Effective Time, each convertible promissory note convertible for Presto equity that is issued and outstanding shall be cancelled and converted into the right to receive common stock of New Presto in accordance with the terms therein.

Subscription Agreements

The Company entered into equity subscription agreements (the “Equity Subscription Agreements”) each dated as of November 10, 2021, with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the Closing, an aggregate of 1,500,000 shares of common stock for $10.00 per share. The Equity Subscription Agreements provide that the Company must file a registration statement to register the resale of the subscribed common stock no later than 30 days after the closing date of the Proposed Business Combination (the “Closing Date”).

The Company also entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement” and, together with the Equity Subscription Agreements, the “Subscription Agreements”), each dated as of November 10, 2021, with an institutional accredited investor (collectively, the “Note Investor”), pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the Closing, an aggregate of $55,000,000 in aggregate principal amount of convertible notes (the “Notes”) and an aggregate of 1,000,000 warrants (the “Note Financing Warrants”).

At any time prior to the close of business on the second trading day immediately preceding the maturity date of the Notes, the Notes will be convertible, at each holder’s option, into shares of common stock of New Presto at an initial conversion price equal to the lesser of (i) $13.00 and (ii) a 30% premium to the lowest per share price at which any equity of the Company is issued within 15 days prior to the Closing Date (the “Conversion Rate”).  In the event of a conversion in connection with a Fundamental Change (as defined below) or a Company Redemption (as defined below), the Conversion Rate will be increased by a number of additional shares set forth in a usual and customary “make-whole table” to be included in the indenture governing the Notes (the “Indenture”).

At any time on or after the first anniversary of the issuance of the Notes until the second business day prior to maturity, the Notes will be convertible, in whole but not in part, at the Company’s option (a “Mandatory Conversion”) if the closing price of common stock is greater than or equal to 130% of the conversion price of the Notes for 20 trading days during any 30-consecutive-trading-day period ending on day before the notice of the Mandatory Conversion is given. The Conversion Rate in connection with a Mandatory Conversion will be increased by a number of additional shares pursuant to the make-whole table described above.

In addition, the Company may redeem the Notes at any time prior to the 21st trading day before maturity by paying, in cash, the principal, accrued interest, and a premium equal to, (1) through third anniversary, the present value of all remaining scheduled interest payments, computed using a discount rate equal to the Treasury Rate (to be defined in the Indenture) plus 0.50%, and warrants to purchase a number of shares equal to 50% of the number of shares into which the Notes redeemed were convertible, or (2) between third anniversary and maturity, of all remaining scheduled interest payments, computed using a discount rate equal to the Treasury Rate.

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Notes held by such holder at any time upon the occurrence of a “fundamental change,” a customary definition of which will be agreed in the Indenture (a “Fundamental Change”), at a repurchase price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest thereon to, but excluding, the repurchase date.

The Company will pay interest on the principal amount of the Notes in cash or in kind, at the Company’s election. If the Company elects to pay interest in cash (“Cash Interest”), the interest on the Notes will accrue at a rate of 9.0% per annum and be payable in cash. If the Company elects to pay interest in kind (“PIK Interest”), the interest on the Notes will be increased to a rate of 11.0% per annum. PIK Interest will be payable either (x) by increasing the principal amount of the outstanding Notes by an amount equal to the amount of PIK Interest for the applicable interest period (rounded up to the nearest $1.00) or (y) if the Notes are no longer held as global notes, by issuing additional Notes in certificated form in an aggregate principal amount equal to the amount of PIK Interest for the period (rounded up to the nearest $1.00). Following an increase in the principal amount of the outstanding Notes as a result of a PIK Interest payment, the Notes will bear interest on such increased principal amount.

The Note Financing Warrants have the same terms and conditions as the Company’s outstanding publicly held warrants, except that each Note Financing Warrant is exercisable into one whole share of common stock at an exercise price of $11.50 per share. The Note Financing Warrants, like the publicly held warrants, may be redeemed if, among other conditions, the reported last sale price of the Company common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30-day trading period ending on the third business day prior to the date of the notice of redemption to warrantholders.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsors, Presto’s directors and officers and certain affiliates of the Sponsors (together, the “Sponsor Parties”) entered into a Sponsor Support Agreement (the “Sponsor Agreement”) with the Company and Presto, pursuant to which the Sponsor Parties agreed, among other things, to vote all shares of the Company common stock beneficially owned by them in favor of each of the proposals at the Company Special Meeting and against any proposal that would impede the Proposed Business Combination. The Sponsor Agreement also provides that the Sponsor Parties will not redeem any shares of the Company common stock.

The Sponsor Parties agreed to subject the founder shares they acquired prior to the Company initial public offering to lock-up restrictions. During the period beginning on the Closing Date until the period beginning on the Closing Date to six months after the Closing Date, the Sponsor Parties may not transfer any of its, his or her founder shares, and during the period beginning on the date that is six months after the Closing Date to 12 twelve months after the Closing Date, the Sponsor Parties may only transfer up to 50% of its, his or her founder shares, in each case except for certain limited permitted transfers. In addition, the Sponsor Parties agreed that they will not transfer any privately placed warrants, acquired prior to the Company initial public offering, during the period from the Closing Date to 12 months after the Closing Date.

The Sponsors also agreed to subject their founder shares to vesting and forfeiture provisions as set forth in the Sponsor Agreement based on the number of public shares redeemed at the closing of the Proposed Business Combination (such shares, the “Sponsors’ Earnout Shares”). Pursuant to the Sponsor Agreement, at the Closing, (i) in the case of redemptions of public shares of 90% or more, 15% of the Sponsors’ founder shares that are owned immediately after the Closing will be subject to vesting, (ii) in the case of redemptions of public shares of between 80% and 90%, 10% of the Sponsors’ founder shares that are owned immediately after the Closing will be subject to vesting, (iii) in the case of redemptions of public shares of between 70% and 80%, 5% of the Sponsors’ founder shares that are owned immediately after the Closing will be subject to vesting and (iv) in the case of redemptions of public shares of less than 70%, none of the Sponsors’ founder shares will be subject to vesting. The Sponsors’ Earnout Shares will vest if, during the period from and after the Closing until the fifth anniversary of the Closing, the VWAP of New Presto common stock is greater than or equal to $12.50 for any 40 trading days within a period of 60 consecutive trading days.

Presto Stockholder Support Agreement

 In connection with the execution of the Merger Agreement, certain stockholders of Presto (collectively, the “Presto Supporting Stockholders”) entered into support agreements (collectively, the “Stockholder Support Agreements”), pursuant to which each Presto Supporting Stockholder agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Proposed Business Combination), not to transfer his, her or its Presto shares prior to the Closing Date, and to execute the Amended and Restated Registration Rights Agreement (as defined below) at the Closing Date.

The Presto Stockholder Support Agreements provide that during the period beginning on the Closing Date and ending on the date that is six months after the Closing Date, the Presto Supporting Stockholders may not transfer any of their shares of New Presto common stock, and during the period beginning on the date that is six months after the Closing Date and ending on the date that is 12 months after the Closing Date, the Presto Supporting Stockholders may only transfer up to 50% of their New Presto common stock, in each case, except for certain limited permitted transfers.

The Proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Presto and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on November 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Ventoux CCM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “co-sponsors” refer to Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”) and Chardan International Investments, LLC (“Chardan Investments”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 10, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”).

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

Recent Developments

Proposed Business Combination

On November 10, 2021, the Company entered into an agreement and plan of merger by and among the Company, Ventoux Merger Sub I Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Ventoux Merger Sub”), Ventoux Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Ventoux Merger Sub II”), and E La Carte, Inc., d/b/a Presto, Inc., a Delaware corporation (“Presto”) (as amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been approved by the Company’s and Presto’s board of directors. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by Presto and the Company’s stockholders, (a) Ventoux Merger Sub will merge with and into Presto (the “First Merger”), with Presto being the surviving entity in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of the Company (the “Surviving Corporation”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Ventoux Merger Sub II (the “Second Merger”), with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of the Company (the “Mergers” and the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In addition, in connection with the consummation of the Proposed Business Combination, the Company will be renamed Presto Technologies, Inc. and is referred to herein as “New Presto” as of the time of such change of name.

Merger Consideration

Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, at the closing of the Proposed Business Combination (the “Closing”), the Company will acquire all of the outstanding equity interests of Presto, and stockholders of Presto will receive $800,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly issued common stock in New Presto, calculated based on a price of $10.00 per share.

In addition to the Aggregate Base Consideration, Presto stockholders may be entitled to receive, as additional consideration, and without any action on behalf of the Company, Ventoux Merger Sub, Ventoux Merger Sub II or the Company’s stockholders, 15,000,000 additional shares of common stock of New Presto (the “Presto Earnout Shares”), to be issued as follows: (A) 7,500,000 Presto Earnout Shares, if, during the period from and after the Closing until the third anniversary of the Closing, the Volume Weighted Average Price (“VWAP” as defined in the Merger Agreement) of New Presto common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, and (B) an additional 7,500,000 Presto Earnout Shares, if, during the period from and after the Closing until the fifth anniversary of the Closing, the VWAP of New Presto common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days.

Equity Awards, Presto Convertible Notes and Warrants

Pursuant to the Merger Agreement, at the time the First Merger becomes effective (the “Effective Time”), each option exercisable for Presto equity that is outstanding and unexercised immediately prior to the Effective Time will be assumed and converted into a newly issued option exercisable for common stock of New Presto. At the Effective Time, each warrant of Presto that is outstanding and unexercised immediately prior to the Effective Time shall, in accordance with its terms, either be (i) cancelled and converted into the right to receive common stock of New Presto, or (ii) assumed and converted into a newly issued warrant exercisable for common stock of New Presto. Immediately prior to the Effective Time, each convertible promissory note convertible for Presto equity that is issued and outstanding shall be cancelled and converted into the right to receive common stock of New Presto in accordance with the terms therein.

Subscription Agreements

The Company entered into equity subscription agreements (the “Equity Subscription Agreements”) each dated as of November 10, 2021, with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the Closing, an aggregate of 1,500,000 shares of common stock for $10.00 per share. The Equity Subscription Agreements provide that the Company must file a registration statement to register the resale of the subscribed common stock no later than 30 days after the closing date of the Proposed Business Combination (the “Closing Date”).

The Company also entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement” and, together with the Equity Subscription Agreements, the “Subscription Agreements”), each dated as of November 10, 2021, with an institutional accredited investor (collectively, the “Note Investor”), pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the Closing, an aggregate of $55,000,000 in aggregate principal amount of convertible notes (the “Notes”) and an aggregate of 1,000,000 warrants (the “Note Financing Warrants”).

At any time prior to the close of business on the second trading day immediately preceding the maturity date of the Notes, the Notes will be convertible, at each holder’s option, into shares of common stock of New Presto at an initial conversion price equal to the lesser of (i) $13.00 and (ii) a 30% premium to the lowest per share price at which any equity of the Company is issued within 15 days prior to the Closing Date (the “Conversion Rate”).  In the event of a conversion in connection with a Fundamental Change (as defined below) or a Company Redemption (as defined below), the Conversion Rate will be increased by a number of additional shares set forth in a usual and customary “make-whole table” to be included in the indenture governing the Notes (the “Indenture”).

At any time on or after the first anniversary of the issuance of the Notes until the second business day prior to maturity, the Notes will be convertible, in whole but not in part, at the Company’s option (a “Mandatory Conversion”) if the closing price of common stock is greater than or equal to 130% of the conversion price of the Notes for 20 trading days during any 30-consecutive-trading-day period ending on day before the notice of the Mandatory Conversion is given. The Conversion Rate in connection with a Mandatory Conversion will be increased by a number of additional shares pursuant to the make-whole table described above.

In addition, the Company may redeem the Notes at any time prior to the 21st trading day before maturity by paying, in cash, the principal, accrued interest, and a premium equal to, (1) through third anniversary, the present value of all remaining scheduled interest payments, computed using a discount rate equal to the Treasury Rate (to be defined in the Indenture) plus 0.50%, and warrants to purchase a number of shares equal to 50% of the number of shares into which the Notes redeemed were convertible, or (2) between third anniversary and maturity, of all remaining scheduled interest payments, computed using a discount rate equal to the Treasury Rate.

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Notes held by such holder at any time upon the occurrence of a “fundamental change,” a customary definition of which will be agreed in the Indenture (a “Fundamental Change”), at a repurchase price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest thereon to, but excluding, the repurchase date.

The Company will pay interest on the principal amount of the Notes in cash or in kind, at the Company’s election. If the Company elects to pay interest in cash (“Cash Interest”), the interest on the Notes will accrue at a rate of 9.0% per annum and be payable in cash. If the Company elects to pay interest in kind (“PIK Interest”), the interest on the Notes will be increased to a rate of 11.0% per annum. PIK Interest will be payable either (x) by increasing the principal amount of the outstanding Notes by an amount equal to the amount of PIK Interest for the applicable interest period (rounded up to the nearest $1.00) or (y) if the Notes are no longer held as global notes, by issuing additional Notes in certificated form in an aggregate principal amount equal to the amount of PIK Interest for the period (rounded up to the nearest $1.00). Following an increase in the principal amount of the outstanding Notes as a result of a PIK Interest payment, the Notes will bear interest on such increased principal amount.

The Note Financing Warrants have the same terms and conditions as the Company’s outstanding publicly held warrants, except that each Note Financing Warrant is exercisable into one whole share of common stock at an exercise price of $11.50 per share. The Note Financing Warrants, like the publicly held warrants, may be redeemed if, among other conditions, the reported last sale price of the Company common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30-day trading period ending on the third business day prior to the date of the notice of redemption to warrantholders.

Amended and Restated Warrant Agreement

At the Closing, New Presto, the Sponsors and Continental Stock Transfer & Trust Company, as warrant agent, will enter into an amended and restated warrant agreement (the “Amended and Restated Warrant Agreement”) to reflect the issuance of the Note Financing Warrants. In addition, the Amended and Restated Warrant Agreement also provides that 600,000 of the Sponsors’ 6,675,000 private placement warrants will be cancelled. Each Note Financing Warrant and each private placement warrant is exercisable for one share of common stock at an exercise price of $11.50 per share.

Amended and Restated Registration Rights Agreement

At the Closing, New Presto, the Sponsors, the Note Investor, certain investors and other holders of Presto capital stock (the “Presto Holders” and together with the Sponsors and the investors, the “Holders”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, New Presto will be obligated to file a registration statement to register the resale of certain securities of New Presto held by the Holders. The Amended and Restated Registration Rights Agreement also provides the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsors, Presto’s directors and officers and certain affiliates of the Sponsors (together, the “Sponsor Parties”) entered into a Sponsor Support Agreement (the “Sponsor Agreement”) with the Company and Presto, pursuant to which the Sponsor Parties agreed, among other things, to vote all shares of the Company common stock beneficially owned by them in favor of each of the proposals at the Company Special Meeting and against any proposal that would impede the Proposed Business Combination. The Sponsor Agreement also provides that the Sponsor Parties will not redeem any shares of the Company common stock.

The Sponsor Parties agreed to subject the founder shares they acquired prior to the Company initial public offering to lock-up restrictions. During the period beginning on the Closing Date until the period beginning on the Closing Date to six months after the Closing Date, the Sponsor Parties may not transfer any of its, his or her founder shares, and during the period beginning on the date that is six months after the Closing Date to 12 twelve months after the Closing Date, the Sponsor Parties may only transfer up to 50% of its, his or her founder shares, in each case except for certain limited permitted transfers. In addition, the Sponsor Parties agreed that they will not transfer any privately placed warrants, acquired prior to the Company initial public offering, during the period from the Closing Date to 12 months after the Closing Date.

The Sponsors also agreed to subject their founder shares to vesting and forfeiture provisions as set forth in the Sponsor Agreement based on the number of public shares redeemed at the closing of the Proposed Business Combination (such shares, the “Sponsors’ Earnout Shares”). Pursuant to the Sponsor Agreement, at the Closing, (i) in the case of redemptions of public shares of 90% or more, 15% of the Sponsors’ founder shares that are owned immediately after the Closing will be subject to vesting, (ii) in the case of redemptions of public shares of between 80% and 90%, 10% of the Sponsors’ founder shares that are owned immediately after the Closing will be subject to vesting, (iii) in the case of redemptions of public shares of between 70% and 80%, 5% of the Sponsors’ founder shares that are owned immediately after the Closing will be subject to vesting and (iv) in the case of redemptions of public shares of less than 70%, none of the Sponsors’ founder shares will be subject to vesting. The Sponsors’ Earnout Shares will vest if, during the period from and after the Closing until the fifth anniversary of the Closing, the VWAP of New Presto common stock is greater than or equal to $12.50 for any 40 trading days within a period of 60 consecutive trading days.

Presto Stockholder Support Agreement

 In connection with the execution of the Merger Agreement, certain stockholders of Presto (collectively, the “Presto Supporting Stockholders”) entered into support agreements (collectively, the “Stockholder Support Agreements”), pursuant to which each Presto Supporting Stockholder agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Proposed Business Combination), not to transfer his, her or its Presto shares prior to the Closing Date, and to execute the Amended and Restated Registration Rights Agreement (as defined below) at the Closing Date.

The Presto Stockholder Support Agreements provide that during the period beginning on the Closing Date and ending on the date that is six months after the Closing Date, the Presto Supporting Stockholders may not transfer any of their shares of New Presto common stock, and during the period beginning on the date that is six months after the Closing Date and ending on the date that is 12 months after the Closing Date, the Presto Supporting Stockholders may only transfer up to 50% of their New Presto common stock, in each case, except for certain limited permitted transfers.

Governance Agreement

At the Closing, New Presto, Rajat Suri, REMUS Capital, an affiliate of Presto, and certain other parties set forth therein, will enter into a Governance Agreement (the “Governance Agreement”) to provide for certain governance rights and address certain governance matters relating to New Presto. The Governance Agreement will provide REMUS Capital the right to designate a replacement New Presto director if a director appointed within class I of the board is removed within one year of Closing and also will provide each of Mr. Suri and REMUS Capital with the right to nominate one individual to the New Presto board of directors, subject to certain qualifications, requirements and exceptions as set forth therein.

The Proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Presto and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on November 10, 2021.

No Offer or Solicitation

This Quarterly Report on Form 10-Q is not intended to and shall not constitute a proxy statement or the solicitation of a proxy, consent or authorization with respect to any securities in respect of the Proposed Business Combination and shall not constitute an offer to sell or the solicitation of an offer to buy or subscribe for any securities or a solicitation of any vote of approval, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $814,585, which consists of change in fair value of warrant liabilities of $1,001,250 and interest earned on marketable securities held in our Trust Account of $2,618, offset by general and administrative expenses of $189,283.

For the nine months ended September 30, 2021, we had a net income of $5,719,448, which consists of change in fair value of warrant liabilities of $6,488,250 and interest earned on marketable securities held in our Trust Account of $37,524, offset by general and administrative expenses of $639,984, loss on initial issuance of private warrants of $162,000 and provision for income taxes of $4,342.

For the nine months ended September 30, 2020, we had a net loss of $85 which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $445,399. Net income of $5,719,448 was affected by interest earned on marketable securities held in the Trust Account of $37,524, change in fair value of warrant liabilities of $6,488,250 and loss on initial issuance of private warrants of $162,000. Changes in operating assets and liabilities provided $198,927 of cash for operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $535. Net loss of $85 was affected by changes in operating assets and liabilities of $450.

As of September 30, 2021, we had marketable securities held in the Trust Account of $174,262,524 (including approximately $37,524 of interest income) consisting of U.S. Treasury Bills with a maturity of 183 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $505,849. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021 and December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (loss) Per Share of Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We designed and implemented remediation measures to address the material weakness described in “Management’s Report on Internal Control over Financial Report” included in our Annual Report on Form 10-K/A as filed with the SEC on June 22, 2021, and enhanced our internal control over financial reporting. Specifically, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the complex accounting standards that apply to our financial statements, including enhancing the supervisory review of accounting procedures and expanding and improving our review process for complex securities and related accounting standards. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting previously identified, were completed as of the date of June 30, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1 †	Merger Agreement, dated as of November 10, 2021, by and among the Company, Ventoux Merger Sub Inc., Ventoux Merger Sub II, LLC and Presto (1).
4.1+	Form of Indenture, by and among the Company, the guarantors from time to time party thereto and U.S. Bank, National Association, as trustee (1).
4.2	Form of 9.0%/11.0% Convertible Senior PIK Toggle Note due 2026, included as Exhibit A to Exhibit 4.1 (1).
10.1+	Form of Equity Subscription Agreement (1).
10.2+	Form of Convertible Note Subscription Agreement (1).
10.3	Form of Amended and Restated Warrant Agreement (1).
10.4+	Form of Amended and Restated Registration Rights Agreement (1).
10.5	Sponsor Support Agreement, dated as of November 10, 2021, by and among Ventoux CCM Sponsor LLC, Chardan International Investments, LLC, the Company and Presto. (1)
10.6	Form of Presto Stockholder Support Agreement, dated as of November 10, 2021, by and among certain stockholders of Presto, the Company and Presto (1).
10.7	Form of Governance Agreement (1).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Portions of this exhibit (indicated by +) have been omitted under rules of the SEC permitting the confidential treatment of select information.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 10, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Matthew MacDonald
	Name:	Matthew MacDonald
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)