Form 10-K/A
period 2020-12-31
Ventoux CCM Acquisition Corp.
filed 2021-12-03
CIK 1822145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares outstanding of the registrant’s shares of common stock as of December 3, 2021 was 21,562,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VENTOUX CCM ACQUISITION CORP.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Ventoux CCM Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Ventoux CCM Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 22, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on December 30, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On December 2, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) audited balance sheet as of December 30, 2020 (the "Post IPO Balance Sheet"), (ii) audited financial statements as of December 30, 2020 and for the year ended December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 22, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in Item 9A.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

Part IV, Item 15. Exhibit and Financial statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Ventoux CCM Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing.

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

References to the “Company,” “us,” “our” or “we” refer to Ventoux CCM Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

 In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Ventoux CCM Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, as previously restated in the 2020 Form 10-K/A No. 1, and (ii) FY 2020 statements as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on December 30, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.

On November [ ], 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance sheet, as previously restated in the 2020 Form 10-K/A No. 1, (ii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 22, 2021 and (iv) Q2 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Net Income (Loss) per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common stock because their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock. Accretion associated with the redeemable a portion of common stock is excluded from income (loss) per common stock as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K, Amendment No. 2, had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

VENTOUX CCM ACQUISITION CORP.

Dated: December 3, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Scheetz	Chairman and Chief Executive Officer	December 3, 2021
Edward Scheetz	(Principal Executive Officer)

/s/ Matthew MacDonald	Chief Financial Officer	December 3, 2021
Matthew MacDonald	(Principal Accounting and Financial Officer), Secretary and Director

/s/ Jonas Grossman	Director	December 3, 2021
Jonas Grossman

/s/ Alex Weil	Director	December 3, 2021
Alex Weil

/s/ Woodrow H. Levin	Director	December 3, 2021
Woodrow H. Levin

/s/ Julie Atkinson	Director	December 3, 2021
Julie Atkinson

/s/ Christian Ahrens	Director	December 3, 2021
Christian Ahrens

/s/ Bernard Van der Lande	Director	December 3, 2021
Bernard Van der Lande

VENTOUX CCM ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 (as restated) and 2019	F-3
Statements of Operations for the year ended December 31, 2020 (as restated) and for the period from July 10, 2019 (Inception) through December 31, 2019	F-4
Statements of Changes in Stockholders' Equity as of December 31, 2020 (as restated) and 2019	F-5
Statements of Cash Flows for the year ended December 31,2020 (as restated) and for the period from July 10, 2019 (Inception) through December 31, 2019	F-6
Notes to Financial Statements (as restated)	F-7

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

June 22, 2021, except for the effects of the restatement disclosed in Note 2 as to which the date is December 3, 2021

VENTOUX CCM ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated – See Note 2)
ASSETS
Current assets
Cash	$1,071,253	$25,000
Prepaid expenses	29,200	—
Total Current Assets	1,100,453	25,000

Cash held in Trust Account	151,500,000	—
TOTAL ASSETS	$152,600,453	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$18,123	$1,450
Advances from related parties	120,005	—
Total Current Liabilities	138,128	1,450

Warrant liabilities	7,320,000	—
Total Liabilities	7,458,128	1,450

Commitments and Contingencies

Common stock subject to possible redemption, 15,000,000 and 0 shares as of December 31, 2020 and 2019 (at $10.10 per share), respectively	151,500,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding (excluding 15,000,000 and 0 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively (1)	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(6,358,106)	(1,450)
Total Stockholders’ Equity	(6,357,675)	23,550
Total Liabilities and Stockholders’ Equity	$152,600,453	$25,000

(1) These numbers include up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated – See Note 2)

Formation and operational costs	$18,208	$1,450
Loss from operations	(18,208)	(1,450)

Other expense:
Change in fair value of warrant liabilities	(180,000)	—
Loss on initial issuance of private warrants	(1,140,000)	—
Transaction costs allocable to warrant liabilities	(24,853)	—
Other expense, net	(1,344,853)	—

Net loss	$(1,363,061)	$(1,450)

Weighted average shares outstanding of common stock	4,119,863	3,750,000
Basic and diluted net loss per share, common stock	$(0.33)	$0.00

(1) These numbers exclude up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2019 (inception)	$—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,450)	(1,450)
Balance – December 31, 2019	4,312,500	431	24,569	(1,450)	23,550

Allocation of Initial Public Offering to public warrants			8,925,000		8,925,000

Allocation of Initial Public Offering to public rights			6,375,000		6,375,000

Accretion for common stock subject to redemption amount	—	—	(15,324,569)	(4,993,595)	(20,318,164)

Net loss	—	—	—	(1,363,061)	(1,363,061)
Balance – December 31, 2020 (As Restated – See Note 2)	4,312,500	$431	$—	$(6,358,106)	$(6,357,675)

(F) This number includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 5, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VENTOUX CCM ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(AS RESTATED)

	Year Ended December 31,	For the Period from July 10, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(1,363,061)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	180,000	—
Loss on initial issuance of private warrants	1,140,000
Transaction costs allocable to warrant liabilities	24,853	—
Changes in operating assets and liabilities:
Prepaid expenses	(29,200)	—
Accrued expenses	16,673	1,450
Net cash used in operating activities	(30,735)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(151,500,000)	—
Net cash used in investing activities	(151,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000	—
Proceeds from sale of Private Warrants	6,000,000	—
Advances from related parties	2,520,005	—
Repayment of advances from related parties	(2,400,000)	—
Proceeds from promissory note – related party	145,000	—
Repayment of promissory note – related party	(151,812)	—
Payment of offering costs	(536,205)	—
Net cash provided by financing activities	152,576,988	25,000

Net Change in Cash	1,046,253	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$1,071,253	$25,000

Non-cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$151,500,000	$—
Offering costs paid through promissory note	$6,812	$—

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

Going Concern and Liquidity

As of December 31, 2020, the Company had $1,071,253 in its operating bank accounts, $151,500,000 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $962,325.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 24, 2021, to classify all common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable common stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share evenly to all common stock. As a result, the Company restated its previously filed financial statements to present all redeemable common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on January 6, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on June 22, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC. Refer to Note 3 and Note 8 which have been updated to reflect the restatement contained in this Annual Report.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of December 30, 2020 is presented below.

Balance Sheet as of December 30, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Common stock subject to possible redemption	$140,340,442	$11,159,558	151,500,000
Common stock	$541	$(110)	431
Additional paid-in capital	$6,165,853	$(6,165,853)	—
Retained earnings	$(1,166,388)	$(4,993,598)	(6,159,986)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(11,159,561)	(6,159,555)
Number of shares subject to redemption	13,895,093	1,104,907	15,000,000

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Common stock subject to possible redemption	$140,142,318	$11,357,682	$151,500,000
Common stock	$544	$(113)	$431
Additional paid-in capital	$6,363,974	$(6,363,974)	$—
Retained earnings	$(1,364,511)	$(4,993,595)	$(6,358,106)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(11,357,682)	$(6,357,675)
Number of shares subject to redemption	13,875,477	1,124,523	15,000,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common stock is presented below for the period ended December 31, 2020:

Statement of Operations for the Period ended December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,000,000	(15,000,000)	—
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,750,000	(3,750,000)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.36)	$0.36	$—
Weighted average shares outstanding of common stock	—	4,119,863	4,119,863
Basic and diluted net loss per share, common stock	$—	$(0.33)	$(0.33)

The impact of the restatement on the audited Statement of Shareholders’ Equity (Deficit) is presented below:

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020
Sale of 15,000,000 Units, net of underwriter discounts and offering expenses	$146,481,836	$(146,481,836)	$—
Initial value of common stock subject to redemption	$(140,142,318)	$140,142,318	$—
Accretion for common stock subject to redemption amount	$—	$(5,018,164)	$(5,018,164)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(11,357,682)	$(6,357,675)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Condensed Statement of Cash Flows for the period through December 31, 2020
Non-cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$140,340,442	$11,159,558	$151,500,000
Change in value of common stock subject to possible redemption	$(198,124)	$198,124	$—

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 15,000,000 common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds Allocated to Public Warrants	(8,925,000)
Proceeds Allocated to Public Rights	(6,375,000)
Common stock issuance costs	(3,518,164)
Plus:
Accretion of carrying value to redemption value	20,318,164

Common stock subject to possible redemption	$151,500,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,518,164 were charged against the carrying value of common stock upon the completion of the Initial Public Offering and $24,853 were charged to the statement of operations upon the completion of the Initial Public Offering.

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

The calculation of diluted income (loss) per common stock does not consider the effect of (1) warrants sold in the Initial Public Offering to purchase 15,300,000 common stock, and (2) rights sold in the Initial Public Offering that convert into 862,500 common stock, in the calculation of diluted loss per share, since the exercise of warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Year ended December 31, 2020	For the Period July 10, 2019 (Inception) Through December 31, 2019
	Common Stock
Basic and diluted net loss per common stock
Numerator:	$(1,363,061)	$(1,450)
Allocation of net loss
Denominator:
Basic and diluted weighted average common stock outstanding	3,971,096	3,750,000
Basic and diluted net loss per common stock	(0.36)	—

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

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 4,312,500 shares of common stock issued and outstanding, excluding 15,000,000 shares of common stock subject to possible redemption and there for classified as temporary equity, of which 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Initial Stockholders would collectively own approximately 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, the Founder Shares are no longer subject to forfeiture (see Note 10). At December 31, 2019, there were 4,312,500 shares of common stock issued and outstanding.

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

The Private Warrants were initially and subsequently valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. The estimated fair value of derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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