Form 10-Q/A
period 2021-09-30
Ventoux CCM Acquisition Corp.
filed 2021-12-06
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 3, 2021, there were 21,562,500 shares of Common stock, $0.0001 par value, issued and outstanding.

VENTOUX CCM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Ventoux CCM Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 2, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$505,849	$1,071,253
Prepaid expenses	120,495	29,200
Total Current Assets	626,344	1,100,453

Investments held in Trust Account	174,262,524	151,500,000
TOTAL ASSETS	$174,888,868	$152,600,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$304,003	$18,123
Income taxes payable	4,342	—
Advance from related party	—	120,005
Total Current Liabilities	308,345	138,128

Warrant Liabilities	1,668,750	7,320,000
Total Liabilities	1,977,095	7,458,128

Commitments
Common stock subject to possible redemption 17,250,000 and 15,000,000 shares at $10.10 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	174,225,000	151,500,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(1,313,658)	(6,358,106)
Total Stockholders’ Equity (Deficit)	(1,313,227)	(6,357,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,888,868	$152,600,453

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

VENTOUX CCM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	4,312,500	$431	$—	$(6,358,106)	$(6,357,675)

Allocation of Initial Public Offering to public warrants			1,350,000		1,350,000

Allocation of Initial Public Offering to public rights			956,250		956,250

Accretion for common shares to redemption amount	—	—	(2,306,250)	(675,000)	(2,981,250)

Net income	—	—	—	3,461,107	3,461,107

Balance – March 31, 2021 (as restated – see Note 2)	4,312,500	$431	$—	$(3,571,999)	$(3,571,568)

Net income	—	—	—	1,443,756	1,443,756

Balance – June 30, 2021 (as restated – see Note 2)	4,312,500	$431	$—	$(2,128,243)	$(2,127,812)

Net income	—	—	—	814,585	814,585

Balance – September 30, 2021 (unaudited)	4,312,500	$431	$—	$(1,313,658)	$(1,313,227)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Net income	—	—	—	—	—

Balance – March 31, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Net loss	—	—	—	(85)	(85)

Balance – June 30, 2020	4,312,500	$431	$24,569	$(1,535)	$23,465

Net loss	—	—	—	—	—

Balance – September 30, 2020	4,312,500	$431	$24,569	$(1,535)	$23,465

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

VENTOUX CCM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its income (loss) per common share calculation to no longer present redeemable and non-redeemable common stock per share and to present earnings per share for common stock as a whole. This presentation contemplates a Business Combination as the most likely outcome

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$165,653,423	$8,571,577	$174,225,000
Common stock	$516	$(85)	$431
Additional paid-in capital	$2,902,897	$(2,902,897)	$—
Retained earnings (accumulated deficit)	$2,096,596	$(5,668,595)	$(3,571,999)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(8,571,577)	$(3,571,568)
Number of shares subject to redemption	16,401,329	848,671	17,250,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$167,097,180	$7,127,820	$174,225,000
Common stock	$502	$(71)	$431
Additional paid-in capital	$1,459,154	$(1,459,154)	$—
Retained earnings (accumulated deficit)	$3,540,352	$(5,668,595)	$(2,128,243)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(7,127,820)	$(2,127,812)
Number of shares subject to redemption	16,544,275	705,725	17,250,000

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption from over-allotment	$22,219,813	$(22,219,813)	$—
Change in value of common stock subject to possible redemption	$3,291,292	$(3,291,292)	$—

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$22,219,813	$(22,219,813)	$—
Change in value of common stock subject to possible redemption	$4,735,049	$(4,735,049)	$—

Statement of Operations for the Three Months Ended March 31, 2021
Weighted average shares outstanding of redeemable common stock	17,125,000	(17,125,000)	—
Basic and diluted net income (loss) per share, redeemable common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	4,312,500	(4,312,500)	—
Basic and diluted net income per share of non-redeemable common stock	$0.80	$(0.80)	$—
Weighted average shares outstanding of common stock	—	21,437,500	21,437,500
Basic and diluted net income per share, common stock	$—	$0.16	$0.16

Statement of Operations for the Three Months Ended June 30, 2021
Weighted average shares outstanding of redeemable common stock	17,250,000	(17,250,000)	—
Basic and diluted net income per share, redeemable common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	4,312,500	(4,312,500)	—
Basic and diluted net income per share of non-redeemable common stock	$0.33	$(0.33)	$—
Weighted average shares outstanding of common stock	—	21,562,500	21,562,500
Basic and diluted net income per share, common stock	$—	$0.07	$0.07

Statement of Operations for the Six Months Ended June 30, 2021
Weighted average shares outstanding of redeemable common stock	17,250,000	(17,250,000)	—
Basic and diluted net income per share, redeemable common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	4,312,500	(4,312,500)	—
Basic and diluted net income per share of non-redeemable common stock	$1.14	$(1.14)	$—
Weighted average shares outstanding of common stock	—	21,512,500	21,512,500
Basic and diluted net income per share, common stock	$—	$0.23	$0.23

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, Amendment No. 2, for the year ended December 31, 2020 as filed with the SEC on December 3, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of November 10, 2021, by and among the Company, Ventoux Merger Sub Inc., Ventoux Merger Sub II, LLC and Presto (1).
4.1+	Form of Indenture, by and among the Company, the guarantors from time to time party thereto and U.S. Bank, National Association, as trustee (1).
4.2	Form of 9.0%/11.0% Convertible Senior PIK Toggle Note due 2026, included as Exhibit A to Exhibit 4.1 (1).
10.1+	Form of Equity Subscription Agreement (1).
10.2+	Form of Convertible Note Subscription Agreement (1).
10.3	Form of Amended and Restated Warrant Agreement (1).
10.4+	Form of Amended and Restated Registration Rights Agreement (1).
10.5	Sponsor Support Agreement, dated as of November 10, 2021, by and among Ventoux CCM Sponsor LLC, Chardan International Investments, LLC, the Company and Presto. (1)
10.6	Form of Presto Stockholder Support Agreement, dated as of November 10, 2021, by and among certain stockholders of Presto, the Company and Presto (1).
10.7	Form of Governance Agreement (1).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Portions of this exhibit (indicated by +) have been omitted under rules of the SEC permitting the confidential treatment of select information.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 10, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Date: December 3, 2021	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2021	By:	/s/ Matthew MacDonald
	Name:	Matthew MacDonald
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)