Form 10-K
period 2021-12-31
Ventoux CCM Acquisition Corp.
filed 2022-02-23
CIK 1822145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $171.5 million as of June 30, 2021, based upon the closing price of $9.93 per share of the registrant’s common stock on the Nasdaq Capital Market on Wednesday, June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 22, 2022, there were 21,562,500 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VENTOUX CCM ACQUISITION CORP.

i

FORWARD-LOOKING STATEMENTS

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

At any time prior to the close of business on the second trading day immediately preceding the maturity date of the Notes, the Notes will be convertible, at each holder’s option, into shares of common stock of New Presto at an initial conversion price equal to the lesser of (i) $13.00 and (ii) a 30% premium to the lowest per share price at which any equity of the Company is issued within 15 days prior to the Closing Date (the “Conversion Rate”).  In the event of a conversion in connection with a Fundamental Change (as defined below), the Conversion Rate will be increased by a number of additional shares set forth in a usual and customary “make-whole table” to be included in the indenture governing the Notes (the “Indenture”).

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

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Notes held by such holder at any time upon the occurrence of a Fundamental Change, at a repurchase price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest thereon to, but excluding, the repurchase date.

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

A “Fundamental Change” will be deemed to have occurred under the terms of our Notes at the time after the Notes are originally issued if any of the following occurs:

(a) a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than us, our wholly owned subsidiaries and our and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the voting power of our common equity and has filed a Schedule TO (or any successor schedule, form or report) or any schedule, form or report under the Exchange Act that discloses such fact, unless such beneficial ownership arises solely as a result of a revocable proxy delivered in response to a public proxy or consent solicitation made pursuant to the applicable rules and regulations under the Exchange Act and is not also then reportable on Schedule 13D or Schedule 13G (or any successor schedule) under the Exchange Act; provided that no person or group shall be deemed to be the beneficial owner of any securities tendered pursuant to a tender or exchange offer made by or on behalf of such person or group until such tendered securities are accepted for purchase or exchange under such offer;

(b) the consummation of (A) any recapitalization, reclassification or change of our Common Stock (other than changes resulting from a subdivision or combination) as a result of which our Common Stock would be converted into, or exchanged for, stock, other securities, other property or assets; (B) any share exchange, consolidation or merger of us pursuant to which our common stock will be converted into cash, securities or other property or assets; or (C) any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of us and our subsidiaries, taken as a whole, to any person other than one of our wholly owned subsidiaries; provided, however, that neither (i) a transaction described in clause (A) or clause (B) in which the holders of all classes of our Common Stock immediately prior to such transaction own, directly or indirectly, more than 50% of all classes of Common Stock of the continuing or surviving corporation or transferee or the direct or indirect parent thereof immediately after such transaction in substantially the same proportions (relative to each other) as such ownership immediately prior to such transaction nor (ii) any merger of the Company solely for the purpose of change its jurisdiction of incorporation that results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of common stock of the surviving entity shall, in each case, be a Fundamental Change pursuant to this clause (b);

(c) our stockholders approve any plan or proposal for the liquidation or dissolution of us; or

(d) our Common Stock ceases to be listed or quoted on any of The New York Stock Exchange or The NASDAQ Stock Market, and is not listed or quote on either such exchange one trading day following such event.

A transaction or transactions described in clause (a) or clause (b) above will not constitute a fundamental change, however, if at least 90% of the consideration received or to be received by our common stockholders, excluding cash payments for fractional shares and cash payments made in respect of dissenters' appraisal rights, in connection with such transaction or transactions consists of shares of common stock that are listed or quoted on any of The New York Stock Exchange or the Nasdaq Stock Market or will be so listed or quoted when issued or exchanged in connection with such transaction or transactions and as a result of such transaction or transactions the Notes become convertible into such consideration, excluding cash payments for fractional shares and cash payments made in respect of dissenters' appraisal rights.

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

The Sponsor Parties agreed to subject the founder shares they acquired prior to the Company’s initial public offering (the “Initial Public Offering”) to lock-up restrictions. During the period beginning on the Closing Date until the period beginning on the Closing Date to six months after the Closing Date, the Sponsor Parties may not transfer any of its, his or her founder shares, and during the period beginning on the date that is six months after the Closing Date to 12 twelve months after the Closing Date, the Sponsor Parties may only transfer up to 50% of its, his or her founder shares, in each case except for certain limited permitted transfers. In addition, the Sponsor Parties agreed that they will not transfer any privately placed warrants, acquired prior to the Initial Public Offering, during the period from the Closing Date to 12 months after the Closing Date.

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

No Offer or Solicitation

This Annual Report on Form 10-K is not intended to and shall not constitute a proxy statement or the solicitation of a proxy, consent or authorization with respect to any securities in respect of the Proposed Business Combination and shall not constitute an offer to sell or the solicitation of an offer to buy or subscribe for any securities or a solicitation of any vote of approval, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

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

Facilities

Our office space is located at 1 East Putnam Avenue, Floor 4, Greenwich, CT 06830. We consider our current office space adequate for our current operations.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the , (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our office is located at 1 East Putnam Avenue, Floor 4, Greenwich, CT 06830. We consider our current office space adequate for our current operations.

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

Holders of Record

As of February 22, 2022, there were 21,562,500 shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. [RESERVED]

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

Overview

We are a blank check company formed under the laws of the State of Delaware on July 10, 2019 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the private placements of the private warrants, our shares, rights, new debt, or a combination of these.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Proposed Business Combination

On November 10, 2021, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding equity interests of Presto, and stockholders of Presto will receive $800,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly issued common stock in New Presto, calculated based on a price of $10.00 per share.

In addition to the Aggregate Base Consideration, Presto stockholders may be entitled to receive 15,000,000 additional shares of common stock of New Presto (the “Presto Earnout Shares”), to be issued as follows: (A) 7,500,000 Presto Earnout Shares, if, during the period from and after the Closing until the third anniversary of the Closing, the Volume Weighted Average Price (“VWAP” as defined in the Merger Agreement) of New Presto common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, and (B) an additional 7,500,000 Presto Earnout Shares, if, during the period from and after the Closing until the fifth anniversary of the Closing, the VWAP of New Presto common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days.

The Company entered into Equity Subscription Agreements with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the Closing, an aggregate of 1,500,000 shares of common stock for $10.00 per share.

The Company also entered into the Convertible Note Subscription Agreement with an institutional accredited investor, pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the Closing, an aggregate of $55,000,000 in aggregate principal amount of convertible notes and an aggregate of 1,000,000 warrants.

For a detailed description of the proposed business combination, please see the section of this Annual Report titled “Business—Proposed Business Combination.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Presto. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $3,841,344, which consists of a change in fair value of warrant liabilities of $4,953,000 and interest earned on marketable securities held in our trust account of $41,206, offset by general and administrative expenses of $990,862 and a loss on initial issuance of private warrants of $162,000.

For the year ended December 31, 2020, we had a net loss of $1,363,061, which consists of general and administrative expenses $18,208, a change in fair value of warrant liabilities of $180,000, a loss on initial issuance of private warrants of $1,140,000 and transaction costs allocable to warrant liabilities of $24,853.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private warrants a total of $174,225,000 was placed in the trust account. We incurred $3,993,017 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $543,017 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $638,090. Net income of $3,841,344 was affected by interest earned on marketable securities held in the trust account of $41,206, change in fair value of warrant liabilities of $4,953,000 and loss on initial issuance of private warrants of $162,000. Changes in operating assets and liabilities provided $352,772 of cash for operating activities.

For the year ended December 31, 2020, cash used in operating activities was $30,735. Net loss of $1,363,061 was affected by transaction cost allocable to warrant liabilities of $24,853, change in fair value of warrant liabilities of $180,000 and loss on initial issuance of private warrants of $1,140,000. Changes in operating assets and liabilities used $12,527 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the trust account of $174,266,206 (including approximately $41,206 of interest income) invested in a money market account that invests in US Treasury Bills. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.

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

As of December 31, 2021, we had cash of $313,158. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $500,000 of such loans may be convertible into warrants at a price of $1.00 per unit, at the option of the lender. The units would be identical to the private warrants. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into private warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. We began incurring these fees on December 23, 2020, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

In addition to Chardan Capital Markets, LLC, we have engaged certain advisors to assist in capital raising efforts in connection with the proposed Business Combination. The fee arrangement with the advisors, including William Blair & Company LLC, Truist Securities Inc. and others are only payable upon the consummation of the Business Combination.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of our common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Scheetz	57	Chairman, Chief Executive Officer, Director
Matthew MacDonald	37	Chief Financial Officer and Secretary, Director
Brock Strasbourger	34	Chief Operating Officer
Prasad Phatak	39	Chief Investment Officer
Jonas Grossman	48	Director
Woodrow H. Levin	43	Director
Alex Weil	50	Director
Julie Atkinson	48	Director
Christian Ahrens	45	Director
Bernard Van der Lande	39	Director

Edward Scheetz has been our Chief Executive Officer and Chairman since August 2020. He is also the co-founder, Chief Executive Officer and Chairman of Ventoux Acquisition Holdings LLC (“Ventoux Acquisition”), our co-sponsor. From November, 2016 until present, Mr. Scheetz has actively pursued a range of projects in the hospitality and real estate sectors. In June 2018, Mr. Scheetz, with partners, acquired a mixed use hotel and condominium project in West Hollywood, CA. In March 2020, he began the redevelopment and expansion of the project. From 2013 until October 2016, Mr. Scheetz was Chief Executive Officer of Chelsea Hotels until the sale of that company. In March, 2011, Mr. Scheetz founded and served as Chief Executive Officer of King & Grove Hotels until 2013 when King & Grove Hotels became Chelsea Hotels. In 2005, Mr. Scheetz became Chief Executive Officer of Morgans Hotel Group Co. In 2006, he took Morgans public (NASDAQ: MHGC). Morgans was the developer, owner and operator of such iconic hotel properties as Delano and Shore Club in Miami, Mondrian in Los Angeles, Morgans, Royalton, Paramount and Hudson in New York, and Sanderson and St. Martin’s Lane in London. In 1997, Mr. Scheetz co-founded NorthStar Capital Investment Corp. (“NCIC”). While at NCIC, Mr. Scheetz co-founded real estate investment trust NorthStar Realty Finance Corp., which went public in 2004 (NYSE: NRF). Mr. Scheetz continued to serve as Executive Chairman of NRF through 2007. From 1993 until 1997, Mr. Scheetz was a partner at Apollo Management where he was the co-head of Apollo Real Estate Advisors and raised, invested and managed their first three real estate funds. Prior to his work at Apollo, Mr. Scheetz was at The Trammell Crow Companies and Crow Family Ventures where he was involved with Wyndham Hotels, assisted the Chief Financial Officer in restructuring The Trammell Crow Company, and was a Principal at Trammell Crow Ventures. Mr. Scheetz graduated from Princeton University where he earned an A.B. in Economics. We believe Mr. Scheetz is well qualified to serve as a director based on his extensive industry and transaction expertise and wide network of relationships with industry participants.

Matthew MacDonald has been our Chief Financial Officer and Secretary, and a director since August 2020. He is also the co-founder and Chief Financial Officer of Ventoux Acquisition. Prior to co-founding Ventoux Acquisition in August 2020, Mr. MacDonald worked at Hyatt Hotels Corporation as the Vice President of Capital Strategy and Wellness Development, where he focused on acquiring hospitality companies and brands. Mr. MacDonald joined Hyatt in January 2017 as a result of Hyatt’s acquisition of Miraval Group, a leading hospitality wellness company. Mr. MacDonald joined Miraval Group, a KSL Capital portfolio company, as Vice President of Development in May 2016 following four years at Starwood Hotels and Resorts. Mr. MacDonald is a graduate of the University of Denver and received a Master in Real Estate Finance from New York University. We believe Mr. MacDonald is qualified to serve on our board of directors because of his experience in sourcing, negotiating and executing merger transactions within the hospitality, leisure, travel and dining sectors.

Brock Strasbourger has been our Chief Operating Officer since October 2020. He is also the Chief Operating Officer of Ventoux Acquisition. Prior to his work at Ventoux Acquisition, Mr. Strasbourger worked for Convene since December 2018 as the Vice President and Head of Strategic Partnerships, focusing on corporate development, opening new revenue streams, and driving growth through external channels. Prior to Convene, Mr. Strasbourger was the Vice President of Digital at OTG Management, an airport hospitality and technology business, from March 2016 through November 2018 and spent nearly three years at Fancy.com as the Head of Business. To begin his career, Mr. Strasbourger spent nearly four years on the Emerging Markets Fixed Income Sales and Trading desk at Barclays Capital (NYSE: BCS). Mr. Strasbourger is a graduate from the University of Michigan with honors and distinction.

Prasad Phatak has been our Chief Investment Officer since September 2020. He is also the Chief Investment Officer of Ventoux Acquisition. Since July 2011, Mr. Phatak has been the Managing Member of Tappan Street Partners LLC, where he has led the investment research and portfolio management for several private investment funds these past nine years. Additionally, from December 2019 to September 2020, Mr. Phatak was a Partner at Markley Capital Management, a US-focused investment firm. Mr. Phatak founded Tappan Street Partners after leaving Eton Park Capital Management, where he began as a Research Associate in October 2005 and focused on investing in both public and private investments in a variety of industries. Prior to Eton Park, Mr. Phatak worked as a private equity associate for Madison Dearborn Partners from July 2005 to October 2005, and began his career in July 2003 at the Blackstone Group (NYSE: BX) in the Restructuring and Reorganization Advisory Group, where he worked for two years as an investment banking analyst, analyzing complex corporate restructurings in both out of court and Chapter 11 reorganizations. Mr. Phatak graduated with high distinction from the University of Michigan Ross School of Business with a B.B.A. in Finance and Accounting in May 2003.

Jonas Grossman has been our director since July 2019. Mr. Grossman is Chief Executive Officer of Chardan Capital Markets, LLC’s 11th sponsored or co-sponsored SPAC, Chardan NexTech Acquisition 2 Corp, a disruptive technology and healthcare focused SPAC. He served as President and Chief Executive Officer of Chardan Healthcare Acquisition 2 Corp. until its merger in September 2021 with Renovacor, Inc. (NYSE: RCOR). He is currently a director of Renovacor. He also served as President and Chief Executive Officer of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX Ltd. (NYSE: PHGE). Mr. Grossman is currently a director of BiomX. Mr. Grossman was a founder and director of LifeSci Acquisition Corp. from March, 2020 until the close of its business combination with Vincera Pharma, Inc. (NASDAQ: VINC) in December of 2020. He has served as a director to Ventoux CCM Acquisition Corp. since December, 2020 and as a director to CleanTech Acquisition Corp. since July 2021. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman has served as Partner and Head of Capital Markets for Chardan Capital Markets, LLC, a New York headquartered broker/dealer, since December 2003, and has served as President of Chardan Capital Markets, LLC since September 2015. Since 2003, Mr. Grossman has overseen the firm’s investment banking and capital markets activities and initiatives. He has extensive transactional experience, having led or managed more than 400 transactions during his tenure at Chardan. Since December 2006, Mr. Grossman has served as a founding partner for Cornix Advisors, LLC, a New York based hedge fund. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman served as a director for Ideanomics, Inc. (formerly China Broadband, Inc.) (NASDAQ: IDEX) from January 2008 until November 2010. He holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business. We believe Mr. Grossman is qualified to serve on our board of directors because of his long-running capital markets experience as well as his previous company board positions.

Woodrow (“Woody”) H. Levin has been our director since December 2020. Mr. Levin is the founder, and has been the Chief Executive Officer since February 2019, of Extend, Inc. Since January 2022, Mr. Levin has been a member of the board of directors of 10X Capital Venture Acquisition Corp. II , a special purpose acquisition company. Mr. Levin was the Chief Executive Officer of 3.0 Capital GP, LLC from November 2017 until January 2019. From September 2015 until October 2017, Mr. Levin served as Vice President of Growth at DocuSign, Inc. (NASDAQ: DOCU). In addition, Mr. Levin served as the founder and Chief Executive Officer of Estate Assist, Inc., from February 2014 to September 2015 (at which time it was acquired), and BringIt, Inc., from June 2009 to September 2012 (at which time it was acquired by DocuSign). Before that, Mr. Levin served as Director Emerging Business — Office of the CTO at International Game Technology PLC (NYSE: IGT). Since May 2013, Mr. Levin has served as a member of the board of directors of DraftKings Inc. (NASDAQ: DKNG), and he has served as a member of the board of directors of Extend, Inc. since February 2019. Since September 2020, Mr. Levin has been a member of the board of directors of 10X Capital Venture Acquisition Corp., a special purpose acquisition company. Mr. Levin received his J.D. from Chicago-Kent College of Law, Illinois Institute of Technology, and his B.A. from the University of Wisconsin. We believe Mr. Levin is qualified to serve on our board of directors because of his extensive experience and knowledge as an executive for technology companies.

Alex Weil has been our director since December 2020. Mr. Weil has served as Managing Director and Co-Head of Fintech Investment Banking at Chardan Capital Markets, LLC since March 2020. Since March 2021, he has served as Chief Financial Officer of Chardan NexTech Acquisition Corp., for which he has agreed to serve as a director upon the effectiveness of its registration statement. Since April 2021, he has served as Chief Financial Officer of Chardan NexTech Acquisition 2 Corp., and since August 2021 has also served on its board of directors. From January 2018 to March 2020, Mr. Weil served as Managing Director and Head of Insurtech Investment banking at SenaHill Securities, LLC, a New York headquartered broker/dealer. From January 2013 to September 2017, Mr. Weil, was a Director at PricewaterhouseCoopers Inc. Prior to 2012, Mr. Weil held positions as a Director at Lazard Middle Market, LLC, an Executive Director at UBS Securities LLC and a Director at Citigroup Global Markets Inc. Mr. Weil holds a B.A. in Business Administration from the University of Colorado, Boulder. We believe Mr. Weil is qualified to serve on our board of directors based on his extensive capital markets and transaction management experience and network of relationships.

Julie Atkinson has been our director since December 2020. Ms. Atkinson served as Chief Marketing Officer for Founders Table Restaurant Group since October 2019. She previously served as Senior Vice President, Global Digital at Tory Burch LLC from January 2017 to May 2018. Prior to joining Tory Burch, Ms. Atkinson served in various leadership roles at Starwood Hotels & Resorts Worldwide, Inc., most recently as Senior Vice President, Global Digital from November 2014 to January 2017 and as Vice President of Global Online Distribution from September 2012 until November 2014. Prior to joining Starwood, Ms. Atkinson held multiple roles at Travelocity including marketing and operations. Since December 2017, Ms. Atkinson has served as a member of the Board of Directors of Bright Horizons Family Solutions Inc. (NYSE: BFAM). Ms. Atkinson holds a B.A. in English and Political Science from Amherst College. We believe Ms. Atkinson is qualified to serve on our board of directors because of her 20-year track record of executing innovative strategic and tactical leadership for global consumer brand.

Christian (“Chris”) Ahrens has been our director since December 2020. Mr. Ahrens has been an Advisor with Certares Management LLC since October 2017. From January 2015 until September 2017 Mr. Ahrens was a Partner with Certares. Prior to December 2015 Mr. Ahrens was a Managing Director at One Equity Partners, the private equity investing arm of JPMorgan Chase, which he joined in September 2001. Mr. Ahrens has served as a board member at Internova Travel Group since January 2015. Mr. Ahrens received his A.B. from Princeton University. We believe Mr. Ahrens is qualified to serve on our board of directors because of his experience in corporate finance and investing.

Bernard A. Van der Lande has been our director since December 2020. Mr. Van der Lande has been a Managing Director of Cindat USA LLC since January 2020. Mr. Van der Lande was Chief Issuance Officer of Templum, Inc. from February 2019 until August 2019. From November 2017 until January 2019, Mr. Van der Lande served as Managing Director of Easterly Capital, LLC. Before that, Mr. Van der Lande was with CBRE, Inc. from January 2013 until November 2017, where he served in capacities of Managing Director of its investment banking division, Capital Advisors, and Senior Vice President of its international hotels brokerage business. In addition, Mr. Van der Lande served as Managing Director of Hodges Ward Elliott’s Lodging Capital Markets business, where he worked from October 2008 until December 2012. Mr. Van der Lande received his B.A. from Davidson College. We believe Mr. Van der Lande is qualified to serve on our board of directors because of his extensive experience in the global capital markets, public and private markets, and with cross-border lodging and hospitality transactions, as well as his knowledge as an executive for emerging technology, and private equity companies.

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

Board Meetings

During 2021, the Board held three meetings.

Board Committees

The Board has a standing audit, nominating and corporate governance, and compensation committee. The independent directors oversee director nominations. Each committee has a charter, adopted in connection with the consummation of the Initial Public Offering.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance, and reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements, the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held five meetings during 2021.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating and Corporate Governance Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating and Corporate Governance Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating and Corporate Governance Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating and Corporate Governance Committee did not hold any meetings during 2021.

The members of the Nominating and Corporate Governance Committee are Mr. Weil, Mr. Ahrens, and Ms. Atkinson, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ahrens is the Chairperson of the Nominating and Corporate Governance Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 22, 2022, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Approximate Percentage of Outstanding Common Stock (%)
Edward Scheetz(3)	2,728,875	12.7%
Matthew MacDonald(3)	2,728,875	12.7%
Brock Strasbourger	—	—%
Prasad Phatak	—	—%
Jonas Grossman(4)	1,493,625	6.9%
Alex Weil	—	—%
Woodrow H. Levin(5)	22,500	*
Julie Atkinson	22,500	*
Christian Ahrens	22,500	*
Bernard Van der Lande	—	—%
All officers and directors as a group (10 individuals)(3)(4)	4,290,000	19.9%
Ventoux Acquisition Holdings LLC(6)	2,728,875	12.7%
Chardan International Investments, LLC(7)	1,493,625	6.9%
Polar Asset Management Partners Inc.(8)	1,300,000	6.0%
Bank of Montreal(9)	1,202,033	5.6%
MMCAP International Inc. SPC(10)	1,200,000	5.6%
Mizuho Financial Group, Inc.(11)	1,150,000	5.3%
Barclays PLC(12)	1,100,593	5.1%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the stockholders is c/o Ventoux CCM Acquisition Corp., 1 East Putnam Avenue, Floor 4, Greenwich, CT 06830.

(2)	Excludes shares issuable pursuant to warrants and rights issued in connection with the Initial Public Offering. The warrants will not become exercisable until the later of one year after the closing of the Initial Public Offering or the consummation of an initial Business Combination. Each holder of a right will receive one-twentieth (1/20) of a share of common stock upon consummation of our initial Business Combination.

(3)	Includes shares owned by Ventoux Acquisition Holdings LLC, for which Edward Scheetz and Matthew MacDonald are the managing members.

(4)	Includes shares owned by Chardan International Investments, LLC, for which Jonas Grossman is the managing member.

(5)	Consists of shares owned by Blind 1212, LLC for which Woodrow H. Levin is the sole and managing member.

(6)	Edward Scheetz and Matthew MacDonald are the managing members of Ventoux Acquisition Holdings LLC.

(7)	Jonas Grossman is the managing member of Chardan International Investments, LLC.

(8)	The information reported is based on a Schedule 13G/A filed on February 11, 2021. According to the Schedule 13G/A, as of December 31, 2021, Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the 1,300,000 shares of our common stock directly held by PMSMF, has sole voting and dispositive power with respect to such securities. The address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(9)	The information reported is based on a Schedule 13G filed on February 15, 2022. According to the Schedule 13G, as of December 31, 2021, Bank of Montreal (as a parent holding company) has sole voting and dispositive power with respect to 1,202,033 shares of our common stock. The address for Bank of Montreal is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

(10)	The information reported is based on a Schedule 13G/A filed on February 4, 2022. According to the Schedule 13G/A, as of December 31, 2021, each of MMCAP International Inc. SPC and MM Asset Management Inc. has shared voting and dispositive power over 1,200,000 shares of our common stock. The address for MMCAP International Inc. is Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1, Canada.

(11)	The information is based on a Schedule 13G filed on February 12, 2021. According to the Schedule 13G, as of December 31, 2020, Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of 1,150,000 shares of our common stock held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. Mizuho Financial Group, Inc. has sole voting and dispositive power over such securities. The address of each of Mizuho Financial Group, Inc. and Mizuho Bank, Ltd. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. The address of each of Mizuho Americas LLC and Mizuho Securities USA LLC is 1271 Avenue of the Americas, New York, NY 10020.

(12)	The information reported is based on a Schedule 13G filed on February 11, 2022. According to the Schedule 13G, as of December 31, 2021, Barclays PLC (as a parent holding company) (“Barclays”) has sole voting and dispositive power with respect to 1,100,593 shares of our common stock. The address for Barclays is 1 Churchill Place, London, E14 5HP, England.

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

Jonas Grossman and Alex Weil are affiliated with Chardan Capital Markets, LLC, in addition to being directors of the Company. While no direct compensation arrangements regarding such individuals have been entered into regarding such fees, these executives may benefit indirectly from any such amounts payable to Chardan Capital Markets, LLC in respect of marketing fees, costs and expenses incurred by Chardan Capital Markets, LLC in connection with the identification, review and negotiation and approval of the initial Business Combination.

We pay to Chardan Capital Markets, LLC, an affiliate of Chardan International Investments, LLC, our co-sponsor and an affiliate of certain of the Company’s directors and Chardan Capital Markets, LLC, the representative of the underwriters in our Initial Public Offering, a fee of $10,000 per month for use of office space and certain office and secretarial services.

On August 9, 2021, we entered into an engagement agreement with Chardan Capital Markets, LLC, pursuant to which Chardan Capital Markets, LLC will act as co-lead placement agent in our private placement of securities in connection with the proposed Business Combination. Under the terms of the engagement agreement, we agreed to pay the placement agents (i) a fee equal to 6% of the amounts raised under the private placement and (ii) a fee equal to 1% of the amount remaining in the trust account after redemptions in connection with the Business Combination. Chardan Capital Markets, LLC will be paid no less than 20% of such fees. Our director, Jonas Grossman is President of Chardan Capital Markets, LLC.

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

Audit Fees. For the year ended December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $99,910 and $65,400, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $7,725 and $0 for tax compliance, tax advice and tax planning, respectively.

All Other Fees. For the year ended December 31, 2021 and 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of November 10, 2021, by and among the Company, Ventoux Merger Sub Inc., Ventoux Merger Sub II, LLC and E La Carte, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 15, 2020)
4.4	Warrant Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
4.5	Rights Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
4.7+	Form of Indenture, by and among the Company, the guarantors from time to time party thereto and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
4.8	Form of 9.0%/11.0% Convertible Senior PIK Toggle Note due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.1	Letter Agreements, dated December 23, 2020, by and between the Company and the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.2	Investment Management Trust Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.3	Stock Escrow Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.4	Registration Rights Agreement, dated December 23, 2020, by and between the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.5	Indemnity Agreements, dated December 23, 2020, by and between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.6	Subscription Agreement, dated December 23, 2020, by and between the Company and Ventoux Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.7	Subscription Agreement, dated December 23, 2020, by and between the Company and Chardan International Investments, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)

10.8	Business Combination Marketing Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.9	Administrative Services Agreement, dated December 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2020)
10.10+	Form of Equity Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.11+	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.12	Form of Amended and Restated Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.13+	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.14	Sponsor Support Agreement, dated as of November 10, 2021, by and among Ventoux Acquisition Holdings LLC, Chardan International Investments, LLC, the Company and E La Carte, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.15	Form of Presto Stockholder Support Agreement, dated as of November 10, 2021, by and among certain stockholders of E La Carte, Inc., the Company and E La Carte, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
10.16	Form of Governance Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Portions of this exhibit (indicated by +) have been omitted under rules of the SEC permitting the confidential treatment of select information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Dated: February 23, 2022	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Scheetz	Chairman and Chief Executive Officer	February 23, 2022
Edward Scheetz	(Principal Executive Officer)

/s/ Matthew MacDonald	Chief Financial Officer	February 23, 2022
Matthew MacDonald	(Principal Accounting and Financial Officer), Secretary and Director

/s/ Jonas Grossman	Director	February 23, 2022
Jonas Grossman

/s/ Alex Weil	Director	February 23, 2022
Alex Weil

/s/ Woodrow H. Levin	Director	February 23, 2022
Woodrow H. Levin

/s/ Julie Atkinson	Director	February 23, 2022
Julie Atkinson

/s/ Christian Ahrens	Director	February 23, 2022
Christian Ahrens

/s/ Bernard Van der Lande	Director	February 23, 2022
Bernard Van der Lande

VENTOUX CCM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Ventoux CCM Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ventoux CCM Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 30, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

February 23, 2022

PCAOB ID Number 100

VENTOUX CCM ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$313,158	$1,071,253
Prepaid expenses	103,996	29,200
Total Current Assets	417,154	1,100,453

Investments held in Trust Account	174,266,206	151,500,000
TOTAL ASSETS	$174,683,360	$152,600,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$325,691	$18,123
Due to related party	120,000	—
Advance from related party	—	120,005
Total Current Liabilities	445,691	138,128

Warrant liabilities	3,204,000	7,320,000
Total Liabilities	3,649,691	7,458,128

Commitments
Common stock subject to possible redemption 17,250,000 and 15,000,000 shares at $10.10 per share redemption value as of December 31, 2021 and 2020, respectively	174,225,000	151,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2021 and 2020, respectively	431	431
Additional paid-in capital	—	—
Accumulated deficit	(3,191,762)	(6,358,106)
Total Stockholders’ Deficit	(3,191,331)	(6,357,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174,683,360	$152,600,453

The accompanying notes are an integral part of the consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

General and administrative expenses	$990,862	$18,208
Loss from operations	(990,862)	(18,208)

Other income (expense):
Change in fair value of warrant liabilities	4,953,000	(180,000)
Loss on initial issuance of private warrants	(162,000)	(1,140,000)
Transaction costs allocable to warrant liabilities	—	(24,853)
Interest earned on marketable securities held in Trust Account	41,206	—
Total other income (expense), net	4,832,206	(1,344,853)

Net income (loss)	$3,841,344	$(1,363,061)

Basic and diluted weighted average shares outstanding of common stock	21,537,775	4,119,863

Basic and diluted net income (loss) per common share	$0.18	$(0.33)

Basic and diluted weighted average shares outstanding of common stock	21,562,500	4,119,863

Basic and diluted net income (loss) per common share	$0.18	(0.33)

The accompanying notes are an integral part of the consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	4,312,500	$431	$24,569	$(1,450)	$23,550

Allocation of Initial Public Offering to public warrants	—	—	8,925,000	—	8,925,000

Allocation of Initial Public Offering to public rights	—	—	6,375,000	—	6,375,000

Accretion for common stock to redemption amount	—	—	(15,324,569)	(4,993,595)	(20,318,164)

Net loss	—	—	—	(1,363,061)	(1,363,061)

Balance – December 31, 2020	4,312,500	431	—	(6,358,106)	(6,357,675)

Allocation of Initial Public Offering to public warrants	—	—	1,350,000	—	1,350,000

Allocation of Initial Public Offering to public rights	—	—	956,250	—	956,250

Accretion for common stock to redemption amount	—	—	(2,306,250)	(675,000)	(2,981,250)

Net income	—	—	—	3,841,344	3,841,344

Balance – December 31, 2021	4,312,500	$431	$—	$(3,191,762)	$(3,191,331)

The accompanying notes are an integral part of the consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,841,344	$(1,363,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,953,000)	180,000
Loss on initial issuance of private warrants	162,000	1,140,000
Transaction costs allocable to warrant liabilities	—	24,853
Interest earned on marketable securities held in Trust Account	(41,206)	—
Changes in operating assets and liabilities:
Prepaid expenses	(74,796)	(29,200)
Accounts payable and accrued expenses	307,568	11,673
Due to related party	120,000	5,000
Net cash used in operating activities	(638,090)	(30,735)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(22,725,000)	(151,500,000)
Net cash used in investing activities	(22,725,000)	(151,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	22,050,000	147,000,000
Proceeds from sale of Private Warrants	675,000	6,000,000
Advances from related parties	525,000	2,520,005
Repayment of advances from related parties	—	(2,400,000)
Proceeds from promissory note - related party	—	145,000
Repayment of promissory note - related party	—	(151,812)
Payment of offering costs	(645,005)	(536,205)
Net cash provided by financing activities	22,604,995	152,576,988

Net Change in Cash	(758,095)	1,046,253
Cash – Beginning of year	1,071,253	25,000
Cash – End of year	$313,158	$1,071,253

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$6,812
Initial accretion for common stock subject to possible redemption	$—	$(20,318,164)
Change in accretion for common stock subject to possible redemption	$(2,981,250)	—

The accompanying notes are an integral part of the consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The Company has two wholly owned subsidiaries, Ventoux Merger Sub I Inc. (“Ventoux Merger Sub”), and Ventoux Merger Sub II, LLC (“Ventoux Merger Sub II”), which were incorporated in the State of Delaware on November 3, 2021.

As of December 31, 2021 the Company had not commenced any operations. All of the Company’s activity through December 31, 2021 relate to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with a proposed acquisition of E La Carte, Inc., d/b/a Presto, Inc., a Delaware corporation (“Presto”) (as more fully described in Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $3,993,017 consisting of $3,450,000 of underwriting fees, of which $450,000 are associated with the exercise of the overallotment, and $543,017 of other offering costs.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Going Concern and Liquidity

As of December 31, 2021, the Company had $313,158 in its operating bank accounts, $174,266,206 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $12,669, which excludes $41,206 of franchise taxes payable. As of December 31, 2021, approximately $41,206 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At December 31, 2021, the common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,275,000)
Proceeds Allocated to Public Rights	(7,331,250)
Common stock issuance costs	(3,968,164)
Plus:
Accretion of carrying value to redemption value	23,299,414

Common stock subject to possible redemption	$174,225,000

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

The Company has not considered the effect of (1) warrants sold in the Initial Public Offering to purchase 15,300,000 shares of common stock, and (2) rights sold in the Initial Public Offering that convert into 862,500 shares of common stock, in the calculation of diluted income (loss) per common share, since the exercise of warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 10).

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In connection with the Initial Public Offering, the Company sold 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters on January 5, 2021 upon the underwriters’ election to fully exercise their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right to receive one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per share (see Note 10).

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities and secretarial support. For the years ended December 31, 2021 and 2020, the Company incurred $120,000in fees for these services, of which $120,000 and $0 is included in due to related party in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, an affiliate of the Initial Stockholders, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Advances from Related Parties

Related parties advanced the Company approximately $2,520,000 to pay for certain offering costs in connection with the Initial Public Offering. At December 31, 2020, there was $120,005 owed to some of these related parties. At June 30, 2021, the full balance of advances was repaid.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. These consolidated financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on December 23, 2020, the holders of the Founder Shares and the Private Warrants and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration and stockholder rights pursuant to an agreement. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after (i) the date that the Company consummates a Business Combination with respect to the Private Warrants or (ii) three months prior to the Release Date with respect to all other Registrable Securities, but prior to the five-year anniversary of the effective date of the Company’s Form S-1 Registration Statement.

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

Business Combination Marketing Agreement

The Company has engaged Chardan Capital Markets, LLC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, including proceeds from the exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the company consummates its Business Combination.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Merger Agreement

On November 10, 2021, the Company entered into an agreement and plan of merger by and among the Company, Ventoux Merger Sub, Ventoux Merger Sub II, and Presto” (as amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been approved by the Company’s and Presto’s board of directors. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by Presto and the Company’s stockholders, (a) Ventoux Merger Sub will merge with and into Presto (the “First Merger”), with Presto being the surviving entity in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of the Company (the “Surviving Corporation”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Ventoux Merger Sub II (the “Second Merger”), with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of the Company (the “Mergers” and the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In addition, in connection with the consummation of the Proposed Business Combination, the Company will be renamed Presto Technologies, Inc. and is referred to herein as “New Presto” as of the time of such change of name.

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The Note Financing Warrants have the same terms and conditions as the Company’s outstanding publicly held warrants, except that each Note Financing Warrant is exercisable into one whole share of common stock at an exercise price of $11.50 per share. The Note Financing Warrants, like the publicly held warrants, may be redeemed if, among other conditions, the reported last sale price of the Company common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30-day trading period ending on the third business day prior to the date of the notice of redemption to warrant holders.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 4,312,500 shares of common stock issued and outstanding, excluding 17,250,000 and 15,000,000 shares of common stock, respectively, subject to possible redemption and presented as temporary equity.

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

NOTE 8. WARRANTS

Warrants — There are 8,625,000 and 7,500,000 Public Warrants outstanding as of December 31, 2021 and 2020, respectively. The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The Public Warrants are accounted for as equity in the consolidated balance sheets.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their affiliates. As of December 31, 2021 and 2020, there are 6,675,000 and 6,000,000 Private Warrants outstanding, respectively.

The Private Warrants are accounted for as liabilities in the consolidated balance sheets.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$29,442	$925
Organizational costs/Startup expenses	173,809	2,899
Total deferred tax asset	203,251	3,824
Valuation allowance	(203,251)	(3,824)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year ended December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(199,427)	(3,824)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	199,427	3,824
Income tax provision	$—	$—

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

As of December 31, 2021, the Company had a U.S. federal net operating loss carryover of approximately $203,000 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $199,427 and $3,824, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(26.1)%	(20.3)%
Transaction costs allocable to warrant liabilities	0.00%	(0.4)%
Change in valuation allowance	5.1%	(0.3)%
Income tax provision	0.0%	0.0%

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company presents its investment in money market funds on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

At December 31, 2021, assets held in the Trust Account was comprised of $174,266,206 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, assets held in the Trust Account were comprised of $151,500,000 in cash.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,266,206	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant Liabilities – Private Warrants	3	$3,204,000	$7,320,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.

The Private Warrants were valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. The Modified Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.01	$10.00
Volatility	8.75%	19.15%
Term	5.00	5.00
Risk-free rate	1.26%	0.36%
Dividend yield	0.0%	0.0%

VENTOUX CCM ACQUISITION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2020	$—
Initial measurement on December 30, 2020 (Initial Public Offering)	7,140,000
Change in fair value	180,000
Fair value as of December 31, 2020	7,320,000
Initial measurement on January 5, 2021 (Over-allotment)	837,000
Change in fair value	(4,953,000)
Fair value as of December 31, 2021	$3,204,000

Transfers to/from levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2021 and 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.