Form 10-Q
period 2022-03-31
Ventoux CCM Acquisition Corp.
filed 2022-05-13
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 21,562,500 shares of common stock, $0.0001 par value, issued and outstanding.

VENTOUX CCM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$259,857	$313,158
Prepaid expenses	121,623	103,996
Total Current Assets	381,480	417,154

Marketable securities held in Trust Account	176,009,525	174,266,206
TOTAL ASSETS	$176,391,005	$174,683,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$786,846	$325,691
Due to related party	155,000	120,000
Total Current Liabilities	941,846	445,691

Promissory note – related party	200,000	—
Related party extension loans	1,725,000	—
Warrant liabilities	1,535,250	3,204,000
Total Liabilities	4,402,096	3,649,691

Commitments and Contingencies

Common stock subject to possible redemption 17,250,000 shares at $10.20 and $10.10 per share redemption value as of March 31, 2022 and December 31, 2021, respectively	175,950,000	174,225,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(3,961,522)	(3,191,762)
Total Stockholders’ Deficit	(3,961,091)	(3,191,331)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$176,391,005	$174,683,360

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$731,829	$216,976
Loss from operations	(731,829)	(216,976)

Other income (expense):
Change in fair value of warrant liabilities	1,668,750	3,818,250
Loss on initial issuance of private warrants	—	(162,000)
Interest earned on marketable securities held in Trust Account	18,319	26,175
Total other income, net	1,687,069	3,682,425

Income before income taxes	955,240	3,465,449
Provision for income taxes	—	(4,342)
Net income	$955,240	$3,461,107

Basic and diluted weighted average shares outstanding of common stock	21,562,500	21,437,500

Basic and diluted net income per common stock	$0.04	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(3,191,762)	$(3,191,331)

Accretion for common stock to redemption amount	—	—	—	(1,725,000)	(1,725,000)

Net income	—	—	—	955,240	955,240

Balance – March 31, 2022	4,312,500	$431	$—	$(3,961,522)	$(3,961,091)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	4,312,500	$431	$—	$(6,358,106)	$(6,357,675)

Allocation of Overallotment Option to public warrants	—	—	1,350,000	—	1,350,000

Allocation of Overallotment Option to public rights	—	—	956,250	—	956,250

Accretion for common stock to redemption amount	—	—	(2,306,250)	(675,000)	(2,981,250)

Net income	—	—	—	3,461,107	3,461,107

Balance – March 31, 2021	4,312,500	$431	$—	$(3,571,999)	$(3,571,568)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$955,240	$3,461,107
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,668,750)	(3,818,250)
Loss on initial issuance of private warrants	—	162,000
Interest earned on marketable securities held in Trust Account	(18,319)	(26,175)
Changes in operating assets and liabilities:
Prepaid expenses	(17,627)	(202,442)
Accounts payable and accrued expenses	466,155	44,911
Income taxes payable	—	4,342
Due to related party	30,000	30,000
Net cash used in operating activities	(253,301)	(344,507)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,725,000)	(22,725,000)
Net cash used in investing activities	(1,725,000)	(22,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	22,050,000
Proceeds from sale of Private Warrants	—	675,000
Advances from related parties	—	525,000
Repayment of advances from related parties	—	(645,005)
Proceeds from promissory note – related party	200,000	—
Proceeds from promissory note – related party extension loan	1,725,000	—
Net cash provided by financing activities	1,925,000	22,604,995

Net Change in Cash	(53,301)	(464,512)
Cash – Beginning of period	313,158	1,071,253
Cash – End of period	$259,857	$606,741

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company has two wholly owned subsidiaries, Ventoux Merger Sub I Inc. (“Ventoux Merger Sub”) and Ventoux Merger Sub II LLC (“Ventoux Merger Sub II”), which were formed in the State of Delaware on November 3, 2021.

As of March 31, 2022 the Company had not commenced any operations. All of the Company’s activity through March 31, 2022 relate to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with a proposed acquisition of E La Carte, Inc., d/b/a Presto, Inc., a Delaware corporation (“Presto”), as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $3,993,017 consisting of $3,450,000 of underwriting fees, of which $450,000 are associated with the exercise of the overallotment option, and $543,017 of other offering costs.

The Company will have until June 30, 2022 to consummate a Business Combination (the “Combination Period”). On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000, to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds of $1,725,000 ($0.10 per Public Share) from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $259,857 in its operating bank accounts, $176,009,525 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $500,841, which excludes $59,525 of franchise taxes payable. As of March 31, 2022, approximately $60,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. The reclassification relates to a reclass of $30,000 from accounts payable and accrued expenses to due to related party represented on the condensed consolidated statement of cash flows for the three months ended March 31, 2021 to conform with the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,275,000)
Proceeds Allocated to Public Rights	(7,331,250)
Common stock issuance costs	(3,968,164)
Plus:
Accretion of carrying value to redemption value	23,299,414

Common stock subject to possible redemption, December 31, 2021	174,225,000
Plus:
Accretion of carrying value to redemption value	1,725,000

Common stock subject to possible redemption, March 31, 2022	$175,950,000

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants to purchase shares of common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Private Warrants are valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of $248,090 and $203,252 with a full valuation allowance recorded against them, respectively.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $0 and $4,342, respectively. The Company’s effective tax rate for three months ended March 31, 2022 and 2021 differs from the expected income tax rate mainly due to change in fair value of warrants and the full valuation allowance on the Company’s deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company has not considered the effect of (1) warrants sold in the Initial Public Offering to purchase 15,300,000 shares of common stock, and (2) rights sold in the Initial Public Offering that convert into 862,500 shares of common stock, in the calculation of diluted income per common stock, since the exercise of warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	Common Stock	Common Stock
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$955,240	3,461,107
Denominator:
Basic and diluted weighted average shares outstanding	21,562,500	21,437,500

Basic and diluted net income per share of common stock	$0.04	$0.16

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 9).

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The 4,312,500 Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment option were not exercised in full or in part, so that the Initial Stockholders would collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on January 5, 2021, the Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities, and secretarial support. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in fees for these services. As of March 31, 2022 and December 31, 2021, respectively, there is $155,000 and $120,000 included in due to related party for these services.

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

On March 29, 2022, the Company issued unsecured promissory notes of up to $375,000 with $250,000 to Ventoux Acquisition Holdings LLC and $125,000 to Chardan International Investments, LLC, respectively, in connection with providing the Company with additional working capital. The promissory notes are not convertible and bear no interest and are due and payable upon the date on which the Company consummates its initial Business Combination. As of March 31, 2022, the Company had borrowed a total of $133,333 and $66,667 from Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Related Party Extension Loans

As discussed in Note 1, the Company extended the period of time to consummate a Business Combination, for an additional three months (until June 30, 2022) to complete a Business Combination. On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000 to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022. The promissory note bears no interest and is due and payable upon the date on which the Company consummates its initial Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on December 23, 2020, the holders of the Founder Shares and the Private Warrants and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration and stockholder rights pursuant to an agreement. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after (i) the date that the Company consummates a Business Combination with respect to the Private Warrants or (ii) three months prior to the release from escrow with respect to all other Registrable Securities, but prior to the five-year anniversary of the effective date of the Company’s Form S-1 Registration Statement.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

On April 1, 2022, the parties amended the Merger Agreement to lower from $85 million to $65 million the amount of cash required to be available to the Company at the closing of the Business Combination (the “Closing”), consisting of cash held in its Trust Account and the aggregate amount of cash actually invested in (or contributed to) the Company pursuant to subscription agreements, after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the Closing and the payment of Presto’s and certain of the Company’s outstanding transaction expenses (including before giving effect to all audit and pre-audit consulting expenses incurred by Presto) as contemplated by the Merger Agreement.

The Amendment also amends the Merger Agreement to extend the Termination Date (as defined therein) of the Merger Agreement to August 31, 2022.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Presto and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to the Company’s Current Report on 8-K announcing the Merger Agreement filed on November 10, 2021 and the amendment to the Merger Agreement filed on April 4, 2022.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 4,312,500 shares of common stock issued and outstanding, excluding 17,250,000 shares of common stock, respectively, subject to possible redemption and presented as temporary equity.

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

NOTE 8. WARRANT LIABILITIES

Warrants — There are 8,625,000 Public Warrants outstanding as of March 31, 2022 and December 31, 2021. The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination, provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Public Warrants are accounted for as equity on the condensed consolidated balance sheets.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their affiliates. As of March 31, 2022 and December 31, 2021, there are 6,675,000 Private Warrants outstanding.

The Private Warrants are accounted for as liabilities on the condensed consolidated balance sheets.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company presents its investment in money market funds on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2022, assets held in the Trust Account were comprised of $176,009,525 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account was comprised of $174,266,206 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$176,009,525	$174,266,206

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant Liabilities – Private Warrants	3	$1,535,250	$3,204,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.11	$10.01
Volatility	3.0%	8.75%
Term	5.00	5.00
Risk-free rate	2.42%	1.26%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of level 3 warrant liabilities for the three months ended March 31, 2022:

Fair value as of January 1, 2022	$3,204,000
Change in fair value	(1,668,750)
Fair value as of March 31, 2022	1,535,250

The following table presents the changes in the fair value of level 3 warrant liabilities for the three months ended March 31, 2021:

Fair value as of January 1, 2021	$7,320,000
Initial measurement on January 5, 2021 (Over allotment)	837,000
Change in fair value	(3,818,250)
Fair value as of March 31, 2021	4,338,750

Transfers to/from levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 1, 2022, the parties amended the Merger Agreement, as discussed in Note 6.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on July 10, 2019 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the private placements of the private warrants, our shares, rights, new debt, or a combination of these. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Presto. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $955,240, which consists of change in fair value of warrant liabilities of $1,668,750 and interest earned on marketable securities held in our Trust Account of $18,319, offset by general and administrative expenses of $731,829.

For the three months ended March 31, 2021, we had a net income of $3,461,107, which consists of change in fair value of warrant liabilities of $3,818,250 and interest earned on marketable securities held in our Trust Account of $26,175, offset by general and administrative expenses of $216,976, loss on initial issuance of private warrants of $162,000 and a provision for income taxes of $4,342.

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

On January 5, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we completed the sale of an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the over-allotment option, we completed a sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total proceeds of $675,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $174,225,000 was placed in the Trust Account. We incurred $3,993,017 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $543,017 of other costs.

The Company will have until June 30, 2022 to consummate a Business Combination (the “Combination Period”). On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000, to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds of $1,725,000 ($0.10 per Public Share) from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022.

For the three months ended March 31, 2022, cash used in operating activities was $253,301. Net income of $955,240 was affected by interest earned on marketable securities held in the Trust Account of $18,319 and change in fair value of warrant liabilities of $1,668,750. Changes in operating assets and liabilities used $478,528 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $344,507. Net income of $3,461,107 was affected by the change in fair value of warrants of $3,818,250, loss on initial issuance of private warrants of $162,000 and interest earned on marketable securities held in Trust Account of $26,175. Changes in operating assets and liabilities used $24,638 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $176,009,525 (including approximately $60,000 of interest income) invested in a money market account that invests in US Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $259,857. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 29, 2022, the Company issued unsecured promissory notes of up to $375,000 with $250,000 to Ventoux Acquisition Holdings LLC and $125,000 to Chardan International Investments, LLC, respectively, in connection with providing the Company with additional working capital. The promissory notes are not convertible and bear no interest and are due and payable upon the date on which the Company consummates its initial Business Combination. As of March 31, 2022, the Company had borrowed a total of $133,333 and $66,667 from Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively.

On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000 to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022. The promissory note bears no interest and is due and payable upon the date on which the Company consummates its initial Business Combination.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through June 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

Net Income Per Share of Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Amendment to Agreement and Plan of Merger (1)
4.1*	Warrant Agreement, dated December 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company.
10.1	Promissory Note to Ventoux Acquisition Holdings LLC (1)
10.2	Promissory Note to Chardan International Investments, LLC (1)
10.3	Promissory Note to Ventoux Acquisition Holdings LLC (1)
10.4	Promissory Note to Chardan International Investments, LLC (1)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 4, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTOUX CCM ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Matthew MacDonald
	Name:	Matthew MacDonald
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)