Form 10-Q
period 2022-06-30
Ventoux CCM Acquisition Corp.
filed 2022-08-15
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 5,567,518 shares of common stock, $0.0001 par value, issued and outstanding.

VENTOUX CCM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$406,335	$313,158
Prepaid expenses	69,750	103,996
Total Current Assets	476,085	417,154

Marketable securities held in Trust Account	12,831,895	174,266,206
TOTAL ASSETS	$13,307,980	$174,683,360

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,721,379	$325,691
Income taxes payable	3,625	—
Due to related party	185,000	120,000
Total Current Liabilities	1,910,004	445,691

Promissory note – related party	200,000	—
Related party extension loan	1,725,000
Warrant liabilities	734,250	3,204,000
Total Liabilities	4,569,254	3,649,691

Commitments and Contingencies

Common stock subject to possible redemption 1,255,018 and 17,250,000 shares at approximately $10.21 and $10.10 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	12,808,442	174,225,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(4,070,147)	(3,191,762)
Total Stockholders’ Deficit	(4,069,716)	(3,191,331)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$13,307,980	$174,683,360

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,066,140	$233,725	$1,797,969	$450,701
Loss from operations	(1,066,140)	(233,725)	(1,797,969)	(450,701)

Other income:
Change in fair value of warrant liabilities	801,000	1,668,750	2,469,750	5,487,000
Loss on initial issuance of private warrants	—	—	—	(162,000)
Interest earned on marketable securities held in Trust Account	167,398	8,731	185,717	34,906
Total other income, net	968,398	1,677,481	2,655,467	5,359,906

(Loss) income before income taxes	(97,742)	1,443,756	857,498	4,909,205
Provision for income taxes	(3,625)	—	(3,625)	(4,342)
Net (loss) income	$(101,367)	$1,443,756	$853,873	$4,904,863

Basic and diluted weighted average shares outstanding of common stock	19,101,734	21,562,500	20,318,446	21,537,775

Basic and diluted net (loss) income per common stock	$(0.01)	$0.07	$0.04	$0.23

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(3,191,762)	$(3,191,331)

Accretion for common stock to redemption amount	—	—	—	(1,725,000)	(1,725,000)

Net income	—	—	—	955,240	955,240

Balance – March 31, 2022	4,312,500	431	—	(3,961,522)	(3,961,091)

Accretion for common stock to redemption amount	—	—	—	(7,258)	(7,258)

Net loss	—	—	—	(101,367)	(101,367)

Balance – June 30, 2022	4,312,500	$431	$—	$(4,070,147)	$(4,069,716)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	4,312,500	$431	$—	$(6,358,106)	$(6,357,675)

Allocation of Overallotment Option to public warrants	—	—	1,350,000	—	1,350,000

Allocation of Overallotment Option to public rights	—	—	956,250	—	956,250

Accretion for common stock to redemption amount	—	—	(2,306,250)	(675,000)	(2,981,250)

Net income	—	—	—	3,461,107	3,461,107

Balance – March 31, 2021	4,312,500	431	—	(3,571,999)	(3,571,568)

Net income	—	—	—	1,443,756	1,443,756

Balance – June 30, 2021	4,312,500	$431	$—	$(2,128,243)	$(2,127,812)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$853,873	$4,904,863
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,469,750)	(5,487,000)
Loss on initial issuance of private warrants	—	162,000
Interest earned on marketable securities held in Trust Account	(185,717)	(34,906)
Changes in operating assets and liabilities:
Prepaid expenses	34,246	(144,116)
Accounts payable and accrued expenses	1,400,688	119,563
Income taxes payable	3,625	4,342
Due to related party	60,000	60,000
Net cash used in operating activities	(303,035)	(415,254)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,725,000)	(22,725,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	196,212	—
Cash withdrawn from Trust Account in connection with redemption	163,148,816	—
Net cash provided by (used in) investing activities	161,620,028	(22,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	22,050,000
Proceeds from sale of Private Warrants	—	675,000
Advances from related parties	—	525,000
Repayment of advances from related parties	—	(645,005)
Proceeds from promissory note – related party	200,000	—
Proceeds from related party extension loan	1,725,000
Redemption of common stock	(163,148,816)	—
Net cash (used in) provided by financing activities	(161,223,816)	22,604,995

Net Change in Cash	93,177	(535,259)
Cash – Beginning of period	313,158	1,071,253
Cash – End of period	$406,335	$535,994

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$22,725,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All of the Company’s activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with a proposed acquisition of E La Carte, Inc., d/b/a Presto, Inc., a Delaware corporation (“Presto”), as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on December 30, 2020, an amount of $151,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 183 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

On January 5, 2021, the underwriters fully exercised their over-allotment option. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 675,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23,175,000. A total of $22,725,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $174,225,000. As a result of the underwriters’ election to exercise their over-allotment option in full, 562,500 Founder Shares (as defined in Note 5) are no longer subject to forfeiture. On June 16, 2022, the Company’s stockholders redeemed 15,994,982 shares of common stock subject to possible redemption. As a result of the redemption, the Company paid the redeeming stockholders approximately $10.20 per share, or $163,148,816 in the aggregate. Following the redemption, the Company will have 5,567,518 shares of common stock outstanding, which consists of 1,255,018 shares sold in the Company’s IPO and 4,312,500 privately placed founder shares.

Transaction costs amounted to $3,993,017 consisting of $3,450,000 of underwriting fees, of which $450,000 is associated with the exercise of the overallotment option, and $543,017 of other offering costs.

The Company will have until September 30, 2022 to consummate a Business Combination (the “Combination Period”). On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000, to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds of $1,725,000 ($0.10 per Public Share) from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022. On June 16, 2022, the Company amended its Investment Trust Agreement to (i) extend the date on which the Trustee must liquidate the trust account established in connection with the Company’s Initial Public Offering if the Company has not completed its initial business combination from June 30, 2022 to September 30, 2022, and (ii) allow the Company, without another stockholder vote, to elect to extend such date by an additional three months, from September 30, 2022 to December 30, 2022.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company may require stockholders to vote for or against the Business Combination to be able to redeem their shares, and stockholders who do not vote, or who abstain from voting, on the Business Combination will not be able to redeem their shares. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and additional $0.10 per share from proceeds from related party extension loan). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants.

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

JUNE 30, 2022

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

In order to protect the amounts held in the Trust Account, certain of the Initial Stockholders (the “Insiders”) have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of June 30, 2022, the Company had $406,335 in its operating bank accounts, $12,831,895 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,410,465, which excludes $23,454 of franchise taxes payable. As of June 30, 2022, approximately $31,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 23, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. The reclassification relates to a reclass of $60,000 from accounts payable and accrued expenses to due to related party represented on the condensed consolidated statement of cash flows for the six months ended June 30, 2021 to conform with the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 1,255,018 and 17,250,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit. On June 16, 2022, the Company’s stockholders redeemed 15,994,982 shares of common stock subject to possible redemption. As a result of the redemption, the Company paid the redeeming stockholders approximately $10.20 per share, or $163,148,816 in the aggregate.

At June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,275,000)
Proceeds Allocated to Public Rights	(7,331,250)
Common stock issuance costs	(3,968,164)
Plus:
Accretion of carrying value to redemption value	23,299,414
Common stock subject to possible redemption, December 31, 2021	174,225,000
Less:
Redemption	(163,148,816)
Plus:
Extension deposit	1,725,000
Accretion of carrying value to redemption value	7,258
Common stock subject to possible redemption, June 30, 2022	$12,808,442

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 3.71% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.42% and 0.09% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,300,000 shares of common stock, and (2) rights sold in the Initial Public Offering that convert into 862,500 shares of common stock, in the calculation of diluted income per common stock, since the exercise of warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(101,367)	$1,443,756	$853,873	$4,904,863
Denominator:
Basic and diluted weighted average shares outstanding	19,101,734	21,562,500	20,318,446	21,537,775

Basic and diluted net (loss) income per share of common stock	$(0.01)	$0.07	$0.04	$0.23

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets primarily due to their short-term nature, except for the Private Warrants (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Ventoux Acquisition purchased an aggregate of 4,000,000 Private Warrants and Chardan Investments purchased an aggregate of 2,000,000 Private Warrants at $1.00 per Private Warrant resulting in combined aggregate purchase price of $6,000,000 in a private placement. On January 5, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 450,000 and 225,000 Private Warrants to Ventoux Acquisition and Chardan Investments, respectively, at a price of $1.00 per Private Warrant, generating gross proceeds of $675,000. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 23, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Chardan Capital Markets, LLC a total of $10,000 per month for office space, utilities, and secretarial support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. There are $185,000 and $120,000 in fees for these services included in due to related party as of June 30, 2022 and December 31, 2021, respectively.

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

On March 29, 2022, the Company issued unsecured promissory notes of up to $375,000 with $250,000 to Ventoux Acquisition Holdings LLC and $125,000 to Chardan International Investments, LLC, respectively, in connection with providing the Company with additional working capital. The promissory notes are not convertible and bear no interest and are due and payable upon the date on which the Company consummates its initial Business Combination. As of June 30, 2022, the Company had borrowed a total of $133,333 and $66,667 from Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Extension Loans

As discussed in Note 1, the Company extended the period of time to consummate a Business Combination for an additional three months (until June 30, 2022) to complete a Business Combination. On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000 to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022. The promissory note bears no interest and is due and payable upon the date on which the Company consummates its initial Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Merger Agreement

On November 10, 2021, the Company entered into an agreement and plan of merger by and among the Company, Ventoux Merger Sub, Ventoux Merger Sub II, and Presto (as amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been approved by the Company’s and Presto’s board of directors. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by Presto and the Company’s stockholders, (a) Ventoux Merger Sub will merge with and into Presto (the “First Merger”), with Presto being the surviving entity in the First Merger and continuing (immediately following the First Merger) as a wholly owned subsidiary of the Company (the “Surviving Corporation”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Ventoux Merger Sub II (the “Second Merger”), with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly owned subsidiary of the Company (the “Mergers” and the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In addition, in connection with the consummation of the Proposed Business Combination, the Company will be renamed Presto Technologies, Inc. and is referred to herein as “New Presto” as of the time of such change of name.

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

The Amendment also amends the Merger Agreement to extend the Termination Date (as defined therein) of the Merger Agreement to August 31, 2022.

On July 25, 2022, the Company entered into a second amendment to the Merger Agreement. See Note 10 – “Subsequent Events.”

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On July 25, 2022, the Company entered into amended and restated subscription agreements and, upon closing of the business combination, will enter into a revised Form of Indenture and Note. See Note 10 – “Subsequent Events.”

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsors (as defined in Note 10), Presto’s directors and officers and certain affiliates of the Sponsors (together, the “Sponsor Parties”) entered into a Sponsor Support Agreement (the “Sponsor Agreement”) with the Company and Presto, pursuant to which the Sponsor Parties agreed, among other things, to vote all shares of the Company common stock beneficially owned by them in favor of each of the proposals at the Company Special Meeting and against any proposal that would impede the Proposed Business Combination. The Sponsor Agreement also provides that the Sponsor Parties will not redeem any shares of the Company common stock.

The Sponsor Parties agreed to subject the founder shares they acquired prior to the Company’s Initial Public Offering to lockup restrictions. During the period beginning on the Closing Date until the period beginning on the Closing Date to six months after the Closing Date, the Sponsor Parties may not transfer any of its, his or her founder shares, and during the period beginning on the date that is six months after the Closing Date to 12 twelve months after the Closing Date, the Sponsor Parties may only transfer up to 50% of its, his or her founder shares, in each case except for certain limited permitted transfers. In addition, the Sponsor Parties agreed that they will not transfer any privately placed warrants, acquired prior to the Company initial public offering, during the period from the Closing Date to 12 months after the Closing Date.

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

On July 25, 2022, the Company entered into amended and restated Sponsor Support Agreements. See Note 10 – “Subsequent Events.”

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

On July 25, 2022 the Company entered into amended and restated Stockholder Support Agreements. See Note 10 – “Subsequent Events.”

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — Per the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,312,500 shares of common stock issued and outstanding, excluding 1,255,018 and 17,250,000 shares of common stock subject to possible redemption and presented as temporary equity, respectively.

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

NOTE 8. WARRANT LIABILITIES

Warrants — There are 17,250,000 Public Warrants outstanding as of June 30, 2022 and December 31, 2021. The Public Warrants will become exercisable at any time commencing on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination, provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their affiliates. As of June 30, 2022 and December 31, 2021, there are 6,675,000 Private Warrants outstanding.

The Private Warrants are accounted for as liabilities on the condensed consolidated balance sheets.

VENTOUX CCM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $12,831,895 in money market funds which are invested primarily in U.S. Treasury Securities. In connection with Special Meeting on June 16, 2022, the Company paid to redeeming stockholders approximately $10.20 or $163,148,416 in the aggregate from the Trust Account. On June 21, 2022, the Company withdrew $196,212 of interest income from the Trust Account to pay the Company’s tax obligations.

At December 31, 2021, assets held in the Trust Account were comprised of $174,266,206 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$12,831,895	$174,266,206

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Liabilities:
Warrant Liabilities – Private Warrants	3	$734,250	$3,204,000

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

JUNE 30, 2022

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.11	$10.01
Volatility	0.63%	8.75%
Term	4.60	5.00
Risk-free rate	3.01%	1.26%
Dividend yield	0.00%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2022:

Fair value as of January 1, 2022	$3,204,000
Change in fair value	(1,668,750)
Fair value as of March 31, 2022	1,535,250
Change in fair value	(801,000)
Fair value as of June 30, 2022	$734,250

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021:

Fair value as of January 1, 2021	$7,320,000
Initial measurement on January 5, 2021 (Over allotment)	837,000
Change in fair value	(3,818,250)
Fair value as of March 31, 2021	4,338,750
Change in fair value	(1,668,750)
Fair value as of June 30, 2021	$2,670,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements:

Amendment No. 2 to the Merger Agreement

On July 25, 2022, the Company, Ventoux Merger Sub I Inc., Ventoux Merger Sub II LLC, and E La Carte, Inc. (“Presto”) entered into a second amendment (“Amendment No. 2”) to that certain Agreement and Plan of Merger dated November 10, 2021 (the “Merger Agreement”), as amended on April 1, 2022 by Amendment No. 1 to the Merger Agreement. Amendment No. 2 amends the Merger Agreement to, among other things:

●	lower the equity valuation of Presto from $800 million to $525 million;

●	provide for the treatment of outstanding restricted stock units of Presto at the Effective Time;

●	amend the dates of expiry in respect of the initial term of each class of directors of the Acquiror Board post-Closing; and

●	extend the termination date of the Merger Agreement from August 31, 2022 to December 31, 2022.

Amendment to Sponsor Support Agreement

Concurrently with the execution of Amendment No. 2, Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, (collectively, the “Sponsors”) entered into an amended and restated Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”). The Amended and Restated Sponsor Support Agreement amends the original Sponsor Support Agreement to:

●	subject a total of 444,500 founder shares (the “Sponsors’ Earnout Shares”) held by the Sponsors to vesting over a five-year period, such that four equal portions of the Sponsors’ Earnout Shares will vest when the volume weighted average price (the “VWAP”) of the Company’s common stock (the “Common Stock”) post-business combination is over $12.00, $15.00, $20.00 and $25.00, respectively, for any 40 trading days within any 60 trading day period within five years after the closing of the business combination;

●	subject any vested founder shares (initially an aggregate of 2,689,187 shares) held by Sponsors to an 18-month lockup period; and

●	waive any adjustment of the exercise price of the private placement warrants held by the Sponsors pursuant to Section 4.4.2 of the Company’s warrant agreement, dated as of December 23, 2020 (the “Warrant Agreement”).

Amendment to Support Agreement

Concurrently with the execution of Amendment No. 2, certain stockholders of Presto (“Stockholders”) entered into an amended and restated Support Agreement (the “Amended and Restated Support Agreement”) with Presto and Ventoux. The Amended and Restated Support Agreement amends the original Support Agreement to subject any shares of Common Stock held by the Stockholders as of and immediately following the Closing Date to an 18-month lockup period.

Amended and Restated Subscription Agreements and Form of Indenture

Concurrently with the execution of Amendment No. 2, the Company entered into certain new and amended and restated equity subscription agreements, each dated as of July 25, 2022 (the “Equity Subscription Agreements”), with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the closing of the Company’s business combination (the “Closing”), an aggregate of 7,667,437 shares of Common Stock for an aggregate consideration of $60.0 million of 14 Equity Subscription Agreements, 11, representing a total investment of $6.9 million, were entered into by current Presto investors and directors and officers. The remaining Equity Subscription Agreements representing a total investment of $53.1 million were entered into with investors that are unaffiliated with the Company, its Sponsors, Presto or any of their affiliates, which includes a $50 million investment from an entity affiliated with Cleveland Avenue, LLC (“Cleveland Avenue”) at an effective price per share of $7.14. The effective price per share of Cleveland Avenue’s investment takes into account (i) the subscription of 6,593,687 shares of Common Stock for an aggregate purchase price of $50 million and (ii) the transfer of 406,313 Founder Shares by the Sponsors to Cleveland Avenue for nominal consideration. As a result, the exercise price of Ventoux’s public warrants will be reduced from $11.50 per share to $8.21 per share pursuant to the Warrant Agreement. Each of the previously outstanding subscription agreements executed by the Company with certain accredited investors on November 10, 2021 that were not amended and restated were cancelled. The Equity Subscription Agreements provide that the Company (or its successor) must file a registration statement with the SEC to register the resale of the subscribed common stock no later than 30 days after the Closing Date. In connection with the execution and delivery of the Equity Subscription Agreements, the Sponsors agreed to transfer, or cause to be transferred, 1,088,813 Founder Shares to certain of the subscribers. The Company has agreed that these Founder Shares will be included in the registration statement referenced above.

Concurrently with the execution of Amendment No. 2, the Company also entered into an amended and restated convertible note subscription agreement (the “Amended and Restated Convertible Note Subscription Agreement” and, together with the Amended and Restated Equity Subscription Agreements, the “Amended and Restated Subscription Agreements”), dated as of July 25, 2022, with an institutional accredited investor (the “Note Investor”), pursuant to which the Company and the Note Investor agreed to, among other things:

●	decrease the aggregate principal amount of convertible notes (the “Notes”) from $55 million to $25 million;

●	increase the warrants issuable to the Note Investor from 1,000,000 warrants to 1,500,000 warrants (the “Note Financing Warrants”);

●	amend the conversion terms of the Note such that the Notes are initially convertible into Common Stock at a price equal to $11.50;

●	in addition to the other closing conditions set forth therein, condition the closing of the transactions contemplated by the Amended and Restated Convertible Note Subscription Agreement to the Company having cash and cash equivalents of $45 million;

●	increase the interest payable under the Notes to 20.0% per annum, of which 15.0% will be payable in cash and 5.0% will be payable in kind; and

●	increase the number of founder shares to be transferred from the Sponsors to the Note Investor from 300,000 founder shares to 600,000 founder shares.

The Indenture governing the Notes will contain certain customary negative covenants, including limitations on indebtedness, restricted payments, liens, asset sales and transactions with affiliates. The Indenture will also require that the Company maintain a minimum cash balance of $30 million and limit cash expenditures on acquisitions and investments to $30 million, in each case, until the Company achieves positive consolidated EBITDA (as calculated in the Indenture) for two consecutive quarters, at which point such covenants will be suspended.

Amended and Restated Warrant Agreement

At the Closing, the Company, the Sponsors and Continental Stock Transfer & Trust Company, as warrant agent, will enter into an amended and restated warrant agreement (the “Amended and Restated Warrant Agreement”) to reflect the issuance of the Note Financing Warrants. In addition, the Amended and Restated Warrant Agreement also provides that 900,000 of the Sponsors’ 6,675,000 private placement warrants will be cancelled. Each Note Financing Warrant and each private placement warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and each public warrant is exercisable for one share of Common Stock at an exercise price of $8.21 per share.

Amended and Restated Registration Rights Agreement

At the Closing, the Company, the Sponsors, the Note Investor, certain investors and other holders of Presto capital stock, including Cleveland Avenue (the “Presto Holders” and together with the Sponsors and the investors, the “Holders”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. The Amended and Restated Registration Rights Agreement also provides the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

Governance Agreement

At the Closing, the Company, Rajat Suri, REMUS Capital, an affiliate of Presto, Cleveland Avenue and certain other parties set forth therein, will enter into a Governance Agreement (the “Governance Agreement”) to provide for certain governance rights and address certain governance matters relating to the Company. The Governance Agreement will provide each of Mr. Suri, Cleveland Avenue and REMUS Capital with the right to nominate one individual to the Company’s board of directors, subject to certain qualifications, requirements and exceptions as set forth therein, including varying equity holding threshold requirements.

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

On July 25, 2022, the Company entered into a second amendment (“Amendment No. 2”) to the Merger Agreement, Amendment No. 2 amends the Merger Agreement to, among other things:

●	lower the equity valuation of Presto from $800 million to $525 million;

●	provide for the treatment of outstanding restricted stock units of Presto at the Effective Time;

●	amend the dates of expiry in respect of the initial term of each class of directors of the Acquiror Board post-Closing; and

●	extend the termination date of the Merger Agreement from August 31, 2022 to December 31, 2022.

Amendment to Sponsor Support Agreement

Concurrently with the execution of Amendment No. 2, Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively (the “Sponsors”), entered into an amended and restated Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”). The Amended and Restated Sponsor Support Agreement amends the original Sponsor Support Agreement to:

●	subject a total of 444,500 founder shares (the “Sponsors’ Earnout Shares”) held by the Sponsors to vesting over a five-year period, such that four equal portions of the Sponsors’ Earnout Shares will vest when the volume weighted average price (the “VWAP”) of the Company’s common stock (the “Common Stock”) post-business combination is over $12.00, $15.00, $20.00 and $25.00, respectively, for any 40 trading days within any 60 trading day period within five years after the closing of the business combination;

●	subject any vested founder shares (initially an aggregate of 2,689,187 shares) held by Sponsors to an 18-month lockup period; and

●	waive any adjustment of the exercise price of the private placement warrants held by the Sponsors pursuant to Section 4.4.2 of the Company’s warrant agreement, dated as of December 23, 2020 (the “Warrant Agreement”).

Amendment to Support Agreement

Concurrently with the execution of Amendment No. 2, certain stockholders of Presto (“Stockholders”) entered into an amended and restated Support Agreement (the “Amended and Restated Support Agreement”) with Presto and Ventoux. The Amended and Restated Support Agreement amends the original Support Agreement to subject any shares of Common Stock held by the Stockholders as of and immediately following the Closing Date to an 18-month lockup period.

Amended and Restated Subscription Agreements and Form of Indenture

Concurrently with the execution of Amendment No. 2, the Company entered into certain new and amended and restated equity subscription agreements, each dated as of July 25, 2022 (the “Equity Subscription Agreements”), with certain accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the closing of the Company’s business combination (the “Closing”), an aggregate of 7,667,437 shares of Common Stock for an aggregate consideration of $60.0 million Of 14 Equity Subscription Agreements, 11, representing a total investment of $6.9 million, were entered into by current Presto investors and directors and officers. The remaining Equity Subscription Agreements representing a total investment of $53.1 million were entered into with investors that are unaffiliated with the Company, its Sponsors, Presto or any of their affiliates, which includes a $50 million investment from an entity affiliated with Cleveland Avenue, LLC (“Cleveland Avenue”) at an effective price per share of $7.14. The effective price per share of Cleveland Avenue’s investment takes into account (i) the subscription of 6,593,687 shares of Common Stock for an aggregate purchase price of $50 million and (ii) the transfer of 406,313 Founder Shares by the Sponsors to Cleveland Avenue for nominal consideration. As a result, the exercise price of Ventoux’s public warrants will be reduced from $11.50 per share to $8.21 per share pursuant to the Warrant Agreement. Each of the previously outstanding subscription agreements executed by the Company with certain accredited investors on November 10, 2021 that were not amended and restated were cancelled. The Equity Subscription Agreements provide that the Company (or its successor) must file a registration statement with the SEC to register the resale of the subscribed common stock no later than 30 days after the Closing Date. In connection with the execution and delivery of the Equity Subscription Agreements, the Sponsors agreed to transfer, or cause to be transferred, 1,088,813 Founder Shares to certain of the subscribers. The Company has agreed that these Founder Shares will be included in the registration statement referenced above.

Concurrently with the execution of Amendment No. 2, the Company also entered into an amended and restated convertible note subscription agreement (the “Amended and Restated Convertible Note Subscription Agreement” and, together with the Amended and Restated Equity Subscription Agreements, the “Amended and Restated Subscription Agreements”), dated as of July 25, 2022, with an institutional accredited investor (the “Note Investor”), pursuant to which the Company and the Note Investor agreed to, among other things:

●	decrease the aggregate principal amount of convertible notes (the “Notes”) from $55 million to $25 million;

●	increase the warrants issuable to the Note Investor from 1,000,000 warrants to 1,500,000 warrants (the “Note Financing Warrants”);

●	amend the conversion terms of the Note such that the Notes are initially convertible into Common Stock at a price equal to $11.50;

●	in addition to the other closing conditions set forth therein, condition the closing of the transactions contemplated by the Amended and Restated Convertible Note Subscription Agreement to the Company having cash and cash equivalents of $45 million;

●	increase the interest payable under the Notes to 20.0% per annum, of which 15.0% will be payable in cash and 5.0% will be payable in kind; and

●	increase the number of founder shares to be transferred from the Sponsors to the Note Investor from 300,000 founder shares to 600,000 founder shares.

The Indenture governing the Notes will contain certain customary negative covenants, including limitations on indebtedness, restricted payments, liens, asset sales and transactions with affiliates. The Indenture will also require that the Company maintain a minimum cash balance of $30 million and limit cash expenditures on acquisitions and investments to $30 million, in each case, until the Company achieves positive consolidated EBITDA (as calculated in the Indenture) for two consecutive quarters, at which point such covenants will be suspended.

Amended and Restated Warrant Agreement

At the Closing, the Company, the Sponsors and Continental Stock Transfer & Trust Company, as warrant agent, will enter into an amended and restated warrant agreement (the “Amended and Restated Warrant Agreement”) to reflect the issuance of the Note Financing Warrants. In addition, the Amended and Restated Warrant Agreement also provides that 900,000 of the Sponsors’ 6,675,000 private placement warrants will be cancelled. Each Note Financing Warrant and each private placement warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and each public warrant is exercisable for one share of Common Stock at an exercise price of $8.21 per share.

Amended and Restated Registration Rights Agreement

At the Closing, the Company, the Sponsors, the Note Investor, certain investors and other holders of Presto capital stock, including Cleveland Avenue (the “Presto Holders” and together with the Sponsors and the investors, the “Holders”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. The Amended and Restated Registration Rights Agreement also provides the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

Governance Agreement

At the Closing, the Company, Rajat Suri, REMUS Capital, an affiliate of Presto, Cleveland Avenue and certain other parties set forth therein, will enter into a Governance Agreement (the “Governance Agreement”) to provide for certain governance rights and address certain governance matters relating to the Company. The Governance Agreement will provide each of Mr. Suri, Cleveland Avenue and REMUS Capital with the right to nominate one individual to the Company’s board of directors, subject to certain qualifications, requirements and exceptions as set forth therein, including varying equity holding threshold requirements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Presto. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $101,367, which consists of general and administrative expenses of $1,066,140 and provision for income taxes of $3,625, offset by change in fair value of warrant liabilities of $801,000 and interest earned on marketable securities held in our Trust Account of $167,398.

For the six months ended June 30, 2022, we had a net income of $853,873, which consists of change in fair value of warrant liabilities of $2,469,750 and interest earned on marketable securities held in our Trust Account of $185,717, offset by general and administrative expenses of $1,797,969 and a provision for income taxes of $3,625.

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

The Company will have until September 30, 2022 to consummate a Business Combination (the “Combination Period”). On March 29, 2022, the Company issued unsecured promissory notes in the amount of $1,150,000 and $575,000, to Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively. The proceeds of $1,725,000 ($0.10 per Public Share) from the promissory notes were deposited into the Trust Account in order to extend the period of time the Company has to complete its Business Combination from March 30, 2022 to June 30, 2022. On June 16, 2022, the Company amended its Investment Trust Agreement to (i) extend the date on which the Trustee must liquidate the trust account established in connection with the Company’s Initial Public Offering if the Company has not completed its initial business combination from June 30, 2022 to September 30, 2022, and (ii) allow the Company, without another stockholder vote, to elect to extend such date by an additional three months, from September 30, 2022 to December 30, 2022.

For the six months ended June 30, 2022, cash used in operating activities was $303,035. Net income of $853,873 was affected by change in fair value of warrant liabilities of $2,469,750 and interest earned on marketable securities held in our Trust Account of $185,717. Changes in operating assets and liabilities provided $1,498,559 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $415,254. Net income of $4,904,863 was affected by interest earned on marketable securities held in the Trust Account of $34,906, change in fair value of warrant liabilities of $5,487,000 and loss on initial issuance of private warrants of $162,000. Changes in operating assets and liabilities provided $39,789 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $12,831,895 (including approximately $31,000 of interest income) invested in a money market account that invests in US Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. In connection with Special Meeting on June 16, 2022, the Company paid to redeeming stockholders’ approximately $10.20 or $163,148,416 in the aggregate from the Trust Account. On June 21, 2022, the Company withdrew $196,212 of interest income from the Trust Account to pay the Company’s tax obligations.

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

As of June 30, 2022, we had cash of $406,335. We intend to use the funds held outside the Trust Account primarily to structure, negotiate and complete a Business Combination.

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

On March 29, 2022, the Company issued unsecured promissory notes of up to $375,000 with $250,000 to Ventoux Acquisition Holdings LLC and $125,000 to Chardan International Investments, LLC, respectively, in connection with providing the Company with additional working capital. The promissory notes are not convertible and bear no interest and are due and payable upon the date on which the Company consummates its initial Business Combination. As of June 30, 2022, the Company had borrowed a total of $133,333 and $66,667 from Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC, respectively.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through September 30, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Certain of the Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

Net (Loss) Income Per Share of Common Stock

Net (loss) income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2022, there have not been any unregistered sales of equity securities.

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

VENTOUX CCM ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Edward Scheetz
	Name:	Edward Scheetz
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Matthew MacDonald
	Name:	Matthew MacDonald
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)