Form 10-Q
period 2022-09-30
Presto Automation Inc.
filed 2022-11-21
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

PRESTO AUTOMATION INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39830	84-2968594
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

985 Industrial Road San Carlos, California	94070
(Address Of Principal Executive Offices)	(Zip Code)

(650) 817-9012

Registrant’s telephone number, including area code

VENTOUX CCM ACQUISITION CORP.
1 East Putnam Avenue, Floor 4
Greenwich, Connecticut

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PRST	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Common Stock, each at an exercise price of $8.21 per share	PRSTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 9, 2022, 50,639,837 shares of Common Stock, par value $0.0001 per share were issued and outstanding.

PRESTO AUTOMATION INC.

Form 10-Q

For the Quarter Ended September 30, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that Presto Automation Inc. (the “Company” or “Presto”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to, the following:

●	If Presto fails to manage its growth effectively, to sustain its recent revenue growth or attract new customers, it may be unable to execute its business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.

●	Presto’s limited operating history with its new Vision and Voice products in a new and developing market makes it difficult to evaluate its current business and future prospects and may increase the risk that it will not be successful.

●	Presto has a history of generating net losses, and if it is unable to achieve adequate revenue growth while its expenses increase, it may not achieve or maintain profitability in the future.

●	The COVID-19 pandemic has adversely impacted (including as a result of global supply chain shortages that Presto expects to continue for the foreseeable future) and may continue to adversely impact Presto’s results of operations and financial condition.

●	Presto generates a significant portion of its revenue from its three largest customers, and the loss or decline in revenue from any of these customers could harm its business, results of operations, and financial condition.

●	If Presto fails to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of its platform in a manner that responds to its customers’ evolving needs, its business may be adversely affected.

●	Since Presto recognizes revenue from the sale of its products over a multi-year term, downturns or upturns in sales are not immediately reflected in full in its results of operations.

●	Presto and certain of its third-party partners, service providers, and sub processors transmit and store personal information of its customers and consumers. If the security of this information is compromised, Presto’s reputation may be harmed, and it may be exposed to liability and loss of business.

●	Presto is subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security, and noncompliance with such laws could adversely affect its business.

●	Unfavorable conditions in the restaurant industry or the global economy, including with respect to food, labor, and occupancy costs, could limit Presto’s ability to grow its business and materially impact its financial performance.

ii

●	Presto may require additional capital, which additional financing may result in restrictions on its operations or substantial dilution to its stockholders, to support the growth of its business, and this capital might not be available on acceptable terms, if at all.

●	Presto has outstanding secured debt that contains financial covenants and other restrictions on its actions that may limit its operational flexibility or otherwise adversely affect its results of operations.

●	Presto’s sales cycles can be long and unpredictable, and its sales efforts require considerable investment of time and expense.

●	Presto has identified material weaknesses in its internal control over financial reporting and, if it fails to remediate these deficiencies, it may not be able to accurately or timely report its financial condition or results of operations.

●	There is substantial doubt about our ability to continue as a going concern if we do not receive additional financing in a timely manner.

●	Presto relies on a limited number of suppliers to provide part of the technology it offers. Thus, it is at risk of shortages, price increases, changes, delays or discontinuations of hardware.

●	Presto relies substantially on a select few payment processors to facilitate payments made by or to guests and customers, and if it cannot manage risks related to its relationships with its payment processors, its business, financial condition, and results of operations could be adversely affected.

●	Presto relies on computer hardware, licensed software and services rendered by third parties and the interoperability thereof in order to run its business.

●	Presto’s business is subject to a variety of U.S. laws and regulations (including with respect to payment transaction processing), many of which are unsettled and still developing, and Presto or its customers’ failure to comply with such laws and regulations could subject it to claims or otherwise adversely affect its business, financial condition, or results of operations.

●	Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on Presto’s results of operations.

●	Presto could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs its customers would have to pay for its products and adversely affect its results of operations.

●	If Presto fails to adequately protect its intellectual property rights, its competitive position could be impaired and it may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect its rights.

●	Presto may be subject to claims by third parties of intellectual property infringement.

●	Presto uses open-source software in its platform, which could negatively affect its ability to sell its services or subject it to litigation or other actions.

●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PRESTO AUTOMATION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share and par value)

	As of September 30, 2022	As of June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$59,249	$3,017
Accounts receivable, net of allowance for doubtful accounts of $126 and $353 as of September 30, 2022 and June 30, 2022, respectively	2,063	1,518
Inventories	484	869
Deferred costs, current	6,662	8,443
Prepaid expenses and other current assets	1,001	707
Total current assets	69,459	14,554
Deferred costs, net of current portion	1,157	2,842
Deferred transaction costs	—	5,765
Property and equipment, net	1,691	1,975
Intangible assets, net	5,630	4,226
Goodwill	1,156	1,156
Other long-term assets	766	18
Total assets	$79,859	$30,536

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,612	$5,916
Accrued liabilities	7,282	6,215
Financing obligations, current	7,216	8,840
Term loans, current	—	25,443
Convertible promissory notes and embedded warrants, current	—	89,663
Deferred revenue, current	6,640	10,532
Total current liabilities	25,750	146,609
Term loans, noncurrent	49,424	—
PPP loans	—	2,000
Warrant liabilities	1,999	4,149
Deferred revenue, net of current portion	699	237
Other long-term liabilities	820	—
Total liabilities	78,692	152,995

Commitments and Contingencies (Refer to Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of September 30, 2022 and June 30, 2022, respectively; no shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	—	—
Common stock, $0.0001 par value–180,000,000 shares authorized as of September 30, 2022 and June 30, 2022, respectively; 50,639,837 and 27,574,417 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	5	3
Additional paid-in capital	167,156	78,321
Accumulated deficit	(165,994)	(200,783)
Total stockholders’ equity (deficit)	1,167	(122,459)
Total liabilities and stockholders’ equity (deficit)	$79,859	$30,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021
Revenue
Platform	$4,820	$4,537
Transaction	2,959	2,692
Total revenue	7,779	7,229

Cost of revenue
Platform	4,292	4,022
Transaction	2,644	2,334
Depreciation and impairment	291	466
Total cost of revenue	7,227	6,822
Gross profit	552	407

Operating expenses:
Research and development	6,388	4,001
Sales and marketing	2,399	1,174
General and administrative	5,924	1,974
Loss on infrequent product repairs	—	435
Total operating expenses	14,711	7,584
Loss from operations	(14,159)	(7,177)
Change in fair value of warrants and convertible promissory notes	59,822	(13,574)
Interest expense	(3,376)	(1,388)
Loss on early extinguishment of debt	(7,758)	—
Other financing and financial instrument (costs) income, net	(1,768)	—
Other income, net	2,028	2,630
Total other income (expense), net	48,948	(12,332)
Income (loss) before provision for income taxes	34,789	(19,509)
Provision for income taxes	—	—
Net income (loss) and comprehensive income (loss)	$34,789	$(19,509)
Net income (loss) per share attributable to common stockholders, basic	$1.18	$(0.72)
Net income (loss) per share attributable to common stockholders, diluted	$0.86	$(0.72)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	29,521,505	27,137,792
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	40,366,902	27,137,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2021	28,343,420	$28	5,132,354	$5	$74,417	$(144,469)	$(70,019)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,980,406	(2)	30	—	—
Adjusted balance, beginning of period	—	—	27,112,760	3	74,447	(144,469)	(70,019)
Issuance of common stock upon exercise of stock options	—	—	78,916	—	20	—	20
Stock-based compensation	—	—	—	—	485	—	485
Net loss	—	—	—	—	—	(19,509)	(19,509)
Balance at September 30, 2021	—	$—	27,191,676	$3	$74,952	$(163,978)	$(89,023)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,378,160	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,574,417	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	43,712	—	36	—	36
Issuance of common stock upon net exercise of warrants	—	—	136,681	—	—	—	—
Issuance of common stock (Note 10)	—	—	133,333	—	1,000	—	1,000
Issuance of common stock upon vesting of restricted stock units (Note 12)	—	—	399,960	—	—	—	—
Issuance of shares and transfer of warrants upon termination of convertible note agreement (Note 10)	—	—	323,968	—	2,412	—	2,412
Conversion of convertible notes into common stock (Note 7)	—	—	8,147,938	1	41,391	—	41,392
Warrants issued with Credit Agreement (Note 7)	—	—	—	—	2,076	—	2,076
Reclassification of liability classified warrants to equity (Note 11)	—	—	—	—	830	—	830
Contribution by shareholder in conjunction with Credit Agreement (Note 7)	—	—	—	—	2,779	—	2,779
Earnout shares stock-based compensation (Note 1)	—	—	—	—	178	—	178
Merger and PIPE Financing (Note 1)	—	—	13,879,828	1	35,737	—	35,738
Stock-based compensation (Note 12)	—	—	—	—	2,396	—	2,396
Net income	—	—	—	—	—	34,789	34,789
Balance at September 30, 2022	—	$—	50,639,837	$5	$167,156	$(165,994)	$1,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$34,789	$(19,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	462	535
Stock-based compensation	2,175	479
Earnout share stock-based compensation	178	—
Noncash expense attributable to fair value liabilities assumed in Merger	34	—
Change in fair value of liability classified warrants	(11,551)	1,457
Change in fair value of warrants and convertible promissory notes	(48,271)	12,117
Amortization of debt discount and debt issuance costs	1,371	88
Loss on debt extinguishment	7,758	—
Paid-in-kind interest expense	281	—
Share and warrant cost on termination of convertible note agreement	2,412	—
Forgiveness of PPP Loan	(2,000)	(2,599)
Change in fair value of unvested founder shares liability	(1,175)	—
Noncash lease expense	76	—
Loss on disposal off property and equipment	14	—
Changes in operating assets and liabilities:
Accounts receivable, net	(545)	(502)
Inventories	385	132
Deferred costs	3,466	2,828
Prepaid expenses and other current assets	260	352
Other long-term assets	—	(83)
Accounts payable	1,678	(2,363)
Vendor financing facility	—	(3,722)
Accrued liabilities	477	(1,485)
Deferred revenue	(3,430)	(3,139)
Net cash used in operating activities	(11,156)	(15,414)

Cash Flows from Investing Activities
Purchase of property and equipment	(47)	(76)
Payments relating to capitalized software	(1,327)	(373)
Net cash used in investing activities	(1,374)	(449)

Cash Flows from Financing Activities
Proceeds from the exercise of common stock options	36	19
Proceeds from the issuance of term loans	60,250	—
Payment of debt issuance costs	(1,094)	—
Repayment of term loans	(32,980)	—
Payment of penalties and other costs on extinguishment of debt	(5,734)	—
Proceeds from issuance of convertible promissory notes and embedded warrants	—	500
Principal payments of financing obligations	(886)	(186)
Proceeds from the issuance of common stock	1,000	—
Contributions from Merger and PIPE financing, net of transaction costs and other payments	49,840	—
Payments of deferred transaction costs	(1,670)	—
Net cash provided by financing activities	68,762	333

Net increase (decrease) in cash and cash equivalents	56,232	(15,530)
Cash and cash equivalents at beginning of period	3,017	36,909
Cash and cash equivalents at end of period	$59,249	$21,379

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$221	$6
Capital contribution from shareholder in conjunction with Credit Agreement	2,779	—
Issuance of warrants in conjunction with Credit Agreement	2,076	—
Issuance of warrants in conjunction with Lago Term Loan	843	—
Convertible note conversion to common stock	41,392	—
Reclassification of warrants from liabilities to equity	830	—
Recognition of liability classified warrants upon Merger	9,388	—
Recognition of Unvested Founder Shares liability	1,588	—
Forgiveness of PPP Loan	(2,000)	(2,599)
Transaction costs recorded in accounts payable and accrued liabilities	220	551
Right of use asset in exchange for operating lease liability	308	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Summary of Business and Significant Accounting Policies

Description of Business

Presto Automation Inc. and subsidiaries (together, “Presto” or the “Company”) is headquartered in San Carlos, California. Prior to the Merger (as defined below), the Company operated as E la Carte, Inc. (“Legacy Presto”). E la Carte, Inc. was incorporated in the State of Delaware in October 2008. In 2018, E la Carte, Inc. together with its subsidiary adopted “Presto” as its trade name or doing business as (“dba”) name. In February 2019, the Company formed Presto Technology, Inc. as a wholly owned subsidiary located in Ontario, Canada.

The Company is the developer of the Presto Smart Dining system (“Presto Touch”), which offers operations efficiency, guest self-service and marketing benefits for casual dining operators. The solution includes a portfolio of tabletop, handheld and wearable devices supported by a suite of powerful, cloud-based services to enable guest ordering, payment and surveys as well as cloud-based operations metrics, security and support monitoring in real time. The Company’s voice products (“Presto Voice”) use speech recognition technology in the customer order process and connects Presto’s cloud-based solution with restaurant point of sale (“POS”) systems to maximize efficiency and minimize costs by automatically transmitting orders to the restaurant’s POS system. The Company’s vision product consists of a platform-based artificial intelligence powered computer vision software application that delivers unique and real-time insights to operators (“Presto Vision”). The Presto solution improves operations efficiency and serves as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels, with access to data that was previously inaccessible, allowing restaurant operators to make the smart decisions required to thrive in the highly competitive casual dining market.

Merger with Ventoux CCM Acquisition Corp.

On September 21, 2022, Ventoux CCM Acquisition Corp. (“Ventoux”) and its subsidiaries, then a special purpose acquisition corporation, acquired Legacy Presto via a series of mergers, whereby Legacy Presto became a limited liability company and a wholly owned subsidiary of Ventoux (the “Merger”). Ventoux was renamed Presto Automation Inc. Prior to the Merger, Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC were the co-sponsors of Ventoux (together the “Sponsors”) and with the close of the Merger remained significant shareholders in the Company.

Trust Proceeds and PIPE investment

Following the closing of the Ventoux’s initial public offering on December 30, 2020, $151,500 was placed in a trust account, (the “Trust”), for which various redemptions of amounts in the Trust were made up until the date of the Merger. At the closing date of the Merger, $9,498 of unredeemed funds were released to Ventoux from the Trust.

In connection with the execution of the Merger, Ventoux entered into separate subscription with a number of investors, pursuant to which the subscribers agreed to purchase, and Ventoux agreed to sell to the subscribers, an aggregate of 7,133,687 shares of common stock (the “PIPE Shares”), for an aggregate purchase price of $55,400, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger.

Upon consummation of the Merger, Presto received approximately $49,840 from the Trust and PIPE, net of transaction costs and other payments as set forth as follows:

Net Cash
Cash—Ventoux Trust and working capital cash	$9,584
Cash—PIPE investment	55,400
Less: transaction costs and other payments(1)	(15,144)
Total	$49,840

(1)	Amount reflects (1) the repayment of $1,925 of Ventoux related party loans utilizing proceeds from Trust, (2) the payment of $7,771 in Ventoux transaction costs related to the Merger, (3) the payment of $4,874 in Legacy Presto transaction costs related to the Merger and (4) the payment of certain other costs not directly related to the Merger in the amount of $499. Legacy Presto also incurred $2,090 in transaction costs which were paid via the issuance of 260,000 Company shares. Further in conjunction with the Merger, Legacy Presto incurred $3,247 in transaction costs which were either paid prior to or after the Merger and as of September 30, 2022 $220 of transaction costs incurred by Legacy Presto remain unpaid. Accordingly, in total Legacy Presto incurred transaction costs of $10,431.

Legacy Presto Convertible Promissory Notes and Equity and the Exchange

Immediately prior to the closing of the Merger, all convertible promissory notes converted into Legacy Presto common stock, all shares of outstanding redeemable convertible preferred stock of Legacy Presto were automatically converted into shares of Legacy Presto common stock, and all outstanding warrants for Legacy Presto shares were either exercised or exchange into warrants of common stock of Presto. Upon the consummation of the Merger, each share of Legacy Presto common stock issued and outstanding was canceled and converted into the right to receive 0.8099 shares (the “Exchange Ratio”) of common stock of Ventoux. Further the outstanding equity awards (including warrant, stock option and RSU holders) of Legacy Presto were canceled and converted using the Exchange Ratio with the holders receiving equivalent outstanding equity awards (including warrant, stock option and RSU holders) in the Company.

Earnout Arrangement with holders of Legacy Presto common stock and outstanding equity awards

Concurrent with the closing of the Merger, holders of Legacy Presto common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 15,000,000 shares of Company common stock (or equivalent equity award) that would be issued as follows:

●	7,500,000 shares, if, during the period from and after the closing of the Merger until the third anniversary of the closing of the Merger, the Volume Weighted Average Price (“VWAP” as defined in the Business Combination Agreement) of Presto common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, and

●	an additional 7,500,000 shares, if, during the period from and after the closing of the Merger until the fifth anniversary of the closing of the Merger, the VWAP of Presto common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. The fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. The earnout shares are measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP. The grant date fair value of each earnout share was $3.17. Of the 15,000,000 earn-out shares, 4,771,116 earnout shares were given to common stock, option and RSU holders that are held by current employees and directors are accounted for under ASC 718 and during the period from the date of the Merger through September 30, 2022, the Company recorded stock-based compensation expense associated with earnouts in the amount of $178 to equity award holders who held awards associated with the Company’s equity incentive plan and to common stock holders held by current employees and directors, of which $132, $32, and $14 are recorded within general and administrative, research and development and sales and marketing expenses, respectively, in the condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2022 unrecognized stock-based compensation expense was $13,917, which is expected to be recognized over a weighted-average period of 2.23 years. Unrecognized stock-based compensation expense for awards with a performance-based vesting condition that was not deemed probable of occurring as of September 30, 2022 is $1,024, which is expected to time-vest over a remaining weighted-average period of 4.71 years, subject to the performance-based vesting condition being satisfied or deemed probable, at which point the Company will recognize a cumulative adjustment for the service condition satisfied at such point. The Earnout shares given to common stock holders not held by current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on its condensed consolidated balance sheet. As of September 30, 2022, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

Unvested Founder Share Arrangement with Founders

At the Closing, 444,500 founders shares held by the Sponsors (the “unvested founders shares”) became subject to the following vesting and forfeiture provisions:

(i)	the first 25% of such Unvested Founder Shares owned by the Sponsors vest at such time as a $12.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date,

(ii)	the next 25% of such unvested founder shares owned by the Sponsors vests at such time as a $15.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date.,

(iii)	the next 25% of such unvested founder shares owned by the Sponsors vest at such time as a $20.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date and

(iv)	the remaining 25% of such unvested founder shares owned by the Sponsors shall vest at such time as a $25.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date.

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60 trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable unvested founder shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any unvested founder shares shall automatically vest. As of September 30, 2022, all of the unvested founder shares remain unvested as the conditions to vesting have not been achieved.

The Company has concluded that the unvested founder shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly such instruments are liability classified. With the closing of the Merger the Company recorded $1,588 within other long-term liabilities. During the period from the closing of the Merger until September 30, 2022, the Company recorded a gain on remeasurement of the liability of $1,175 which is included in other financing and financial instrument (costs) income, net in the condensed consolidated statement of operations and comprehensive income (loss).

Upon the closing of the Merger, Ventoux’s certificate of incorporation was amended and restated to, among other things, change the name of Ventoux to Presto Automation Inc., increase the total number of authorized shares of all classes of capital stock to 181,500,000 shares, of which 180,000,000 shares are designated as common stock, $0.0001 par value per share; and 1,500,000 shares designated preferred stock, $0.0001 par value per share. Immediately following the closing of the Merger, there were 50,639,837 shares of the Company’s common stock issued and outstanding and warrants to purchase 18,415,453 shares of the Company’s common stock outstanding.

The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Ventoux was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Presto issuing stock for the net assets of Ventoux, accompanied by a recapitalization. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Presto and its wholly owned subsidiaries as if Legacy Presto is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger (0.8099 shares of Company common stock for every one share of Legacy Presto common stock).

Total net liabilities of Ventoux assumed by the Company was $9,768, which is inclusive of a liability for the private warrants of $9,389. The remaining net liabilities assumed were immaterial to the Company. Such amount, excludes the 55,400 in PIPE proceeds raised by Ventoux immediately prior to the Merger.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1,070,000, (ii) the last day of the fiscal year following the fifth anniversary of the completion of Ventoux’s initial public offering, which occurred on December 30, 2020, (iii) the date on which the Company issued more than $1,000,000 in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation. References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2022, and the related condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of stockholders’ equity (deficit), and condensed consolidated statements of cash flows for the three months ended September 30, 2022, and 2021 and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited.

The unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, and its results of operations and cash flows for the three months ended September 30, 2022, and 2021. The results for the three months ended September 30, 2022, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with the Legacy Presto’s financial statements and related notes for the fiscal year ended June 30, 2022 included as Exhibit 99.2 of the Current Report on Form 8-K as filed with the SEC on September 27, 2022. The unaudited condensed consolidated balance sheet as of June 30, 2022, has been derived from the Company’s audited financial statements. Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses, and disclosures. Accordingly, actual amounts could differ from those estimates, and those differences could be material.

Uses of estimates include, but are not limited to, the collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, the fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, earnout arrangements and unvested founder shares, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. The Company has assessed the impact and is not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

Risk and Uncertainties

The Company is subject to a number of risks common to emerging, technology-based companies, including a limited operating history; dependence on key individuals; rapid technological changes; competition from substitute products and larger companies; the need for additional financing to fund future operations; and the successful development, marketing, and outsourced manufacturing of the Company’s products and services as well as the impact of the novel coronavirus disease (“COVID-19”) on the restaurant industry.

Impact of COVID-19

The Company was and is subject to risks and uncertainties as a result of the outbreak of a novel strain of coronavirus, designated “COVID-19” and declared to be a pandemic in March 2020. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic.

Over the course of the three months ended September 30, 2022, and the fiscal years ended 2022 and 2021, certain of these restrictions were relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged. The degree and duration of restriction varied by individual geographic area. The extent of the continuing impact of the COVID-19 pandemic on the Company’s business remains highly uncertain and difficult to predict, as the operating status of restaurants remains fluid and subject to change as government authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines in their respective jurisdictions. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which resulted in a global economic recession.

The Company has taken several actions to mitigate the effects of the COVID-19 pandemic on its operations and franchisees. In April 2020, the Company received a loan of approximately $2,599 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), to assist with the economic hardships caused by the pandemic. In March 2021, the Company received a second loan of approximately $2,000 under the PPP. In August 2021, the Company was granted forgiveness of the first loan of approximately $2,599. In July 2022, the Company was granted forgiveness of the second loan of approximately $2,000. Refer to Note 7 for further details.

In the three months ended September 30, 2021, the volume of repair charges the Company experienced was higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices. To prevent disruption to customers’ businesses, the Company incurred $435 of loss on infrequent customer repairs related to this issue for the three months ended September 30, 2021, which is presented as a separate line item on the Company’s condensed consolidated statement of operations and comprehensive income (loss). The Company has claimed to recover the costs from its third-party subcontractor who manufactures the hardware, for which the Company received a favorable arbitrator ruling. Refer to Note 8 for further details.

The severity of the continued impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing, and extent of customer re-engagement with its brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be impacted adversely by future dine-in restrictions and the failure of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by it and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company’s financial condition , liquidity, or results of operations remains highly uncertain.

Liquidity and Capital Resources

As of September 30, 2022 and June 30, 2022, the Company’s principal sources of liquidity were cash and cash equivalents of $59,249 and $3,017, respectively, which were held for working capital purposes.

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. The Company has incurred recurring operating losses since its inception, including operating losses of $14,159 and $7,177 for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and June 30 ,2022, respectively, the Company had an accumulated deficit of $165,994 and $200,783 and the Company expects to generate operating and net losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from customers. While the Company received net cash of $49,840 from the completion of the Merger and raised net cash proceeds of $13,730 from the issuance of new debt and payment of certain legacy debt obligations, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet the Company’s obligations as they come due. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, subscription renewal activity, billing frequency, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

The Company intends to secure additional fundings from either public or private financing sources, and these plans for additional financings are intended to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital when desired, its business, results of operations, and financial condition would be materially and adversely affected. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Concentrations of Risks, Significant Customers and Investments

The Company’s financial instruments are exposed to concentrations of credit risk and consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings.

The following three largest restaurant logos (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues during the three months ended September 30:

	2022	2021
Customer A	57%	48%
Customer B	23%	26%
Customer C1	12%	17%
	92%	91%

[1]	The decrease in revenue is attributable to the customer relationship cancellation with certain franchisees within Customer C.

The following three restaurant logos accounted for more than 10% of accounts receivable as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Customer A	39%	31%
Customer B	17%	41%
Customer C*	—%	—%
Customer D	22%	11%
	78%	83%

*	Customers with a dash accounted for less than 10% of accounts receivable at period end.

The Company is exposed to vendor concentration risk as it supplies tablets from one vendor. The Company’s operating results could be adversely affected should the vendor increase prices or incur disruptions in its tablet supply.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net income (loss) equals comprehensive income (loss) for all periods presented.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Co-CODMs are the Chief Executive Officer and the Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The Company has operations in the United States and Canada. The Company earns primarily all of its revenue in the United States and all of its long-lived assets are held in the United States.

Leases

The Company leases real estate facilities under a non-cancelable operating lease with remaining lease terms of 6 months to 3 years. The Company determines if an arrangement contains a lease at inception based on whether there is an identified property or equipment and whether the Company controls the use of the identified asset throughout the period of use.

The Company adopted ASU No. 2016-02, Leases (Topic 842) on July 1, 2022, using the modified retrospective approach

Upon adoption the Company recorded a right of use asset (“ROU”) and an operating lease liabilities. The operating lease ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease.

The operating lease liability is measured and recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating lease does not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company’s lease agreement contains variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes; lease expense from these leases are recognized on a straight-line basis over the lease term.

Net Income (Loss) Per Share

The Company computes earnings per share (“EPS”) following ASC Topic 260, Earnings per share. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Topic 842, Leases, which generally requires companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. The Company adopted the standard as of July 1, 2022, using the modified retrospective approach and has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. The Company elected certain practical expedients, including the option not to apply lease recognition for short-term leases; an election to not separate lease from non-lease components; and a package of practical expedients such that, upon the initial adoption of Topic 842, the Company did not reassess whether expired or existing contracts contain leases, nor did the Company reassess the lease classification for expired or existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets.

The adoption of the new standard resulted in recognition of an operating lease ROU asset and operating lease liability of $510 and $516, respectively, as of July 1, 2022. There was no cumulative impact of transition to retained earnings as of the adoption date. The standard did not impact the accompanying condensed consolidated statements of operations and comprehensive income (loss) and the accompanying condensed consolidated statements of cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. The standard is effective for the Company beginning in fiscal year 2023 and interim periods in the following years. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this guidance on July 1, 2022 and it did not have a material impact at the time of adoption on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The standard is effective for the Company beginning in fiscal year 2023 and interim periods within that year. We adopted this guidance on July 1, 2022 and it did not have a material impact at the time of adoption on our condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The FASB subsequently issued ASU 2018-19, ASU 2019-04, and ASU 2019-10, which clarified the implementation guidance and effective date of Topic 326. Topic 326 is effective for the Company beginning fiscal year 2024. The Company is currently evaluating the impact of the adoption of this standard on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. The standard also simplifies guidance in Topic 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity and revises the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments. The standard is effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s condensed consolidated financial statements.

In March 2020 with an update in January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. The Company is currently evaluating its contracts that reference LIBOR and the potential effects of adopting this new guidance but does not expect this standard to have a material effect. The Company does not intend to adopt the standard early.

2. Revenue

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances, in the condensed consolidated balance sheets was $731 and $516 as of September 30, 2022 and June 30, 2022, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following 12-month period.

The following table summarizes the activity in deferred revenue:

Deferred Revenue
Deferred revenue, beginning of year – June 30, 2021	$25,623
Additions	4,481
Revenue recognized	(19,335)
Deferred revenue, end of period – June 30, 2022	10,769
Additions	681
Revenue recognized	(4,111)
Deferred revenue, end of period – September 30, 2022	$7,339

As of September 30, 2022, approximately $8,109 of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $7,410 of these remaining performance obligations over the next 12 months with the balance recognized thereafter.

On July 29, 2019, the Company entered into an arrangement with Customer A whereby it agreed to provide a $5,000 marketing development payment once the roll out phase was completed, which occurred on June 4, 2020, with the payment coming due on July 4, 2020. This payment is treated as an offset to revenue recognized under the contract over 4 years and interest accrues on the unpaid balance at a rate of 12% per annum. The payment due on July 4, 2020 was not paid by the Company. During the three months ended September 30, 2022 and 2021, the Company had incurred $0 and $170 of interest expense, respectively.

On September 29, 2021, the Company entered into a settlement agreement with Customer A regarding the payment of a $5,000 marketing development payment and related accrued interest to be made to the customer and $2,000 in handheld services to be provided to the customer under a previous contract. Through the settlement agreement, the Company agreed to provide certain alternative installation and replacement services with a value of $2,000 and cover expenses on behalf of the customer related to a liquid ingress issue resulting from COVID-19 of $3,333. The liquid ingress issue was a result of the Company’s devices failure primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. In return, the customer agreed to reduce the payment to be made from $5,000 to $3,200, waive the related accrued interest of $805 and no longer request a refund on a $2,000 payment it had previously made for handheld services. Of the amounts, $2,879 was accounted for as contra-loss on infrequent product repairs, $2,434 as a reduction to accounts payable for the principal and accrued interest owed, $274 as a reduction to deferred revenue, and $171 as prepaid interest as of and for the fiscal year ended June 30, 2021. Subsequently, $171 interest expense was recognized against the prepaid interest balance, $3,200 was recognized as a reduction to accounts payable for the payment of the outstanding marketing development amount in October 2021 and $252 and $32 was recognized as revenue relating to the installation and replacement services provided as part of the contract modification as of and for the three months ended September 30, 2022 and 2021, respectively. The Company will continue to offset revenue recognized based on the original $5,000 marketing development fund.

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 11 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and will be recorded as contra-revenue. Contra-revenue recognized related to the warrant was not material for the three months ended September 30, 2022.

Transaction Revenue

The commissions paid to restaurants under the Company’s revenue share agreement ranged between 83%-96% and 77%-98% of premium content revenue by customer logo for the three months ended September 30, 2022 and 2021, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022 and 2021, $400 and $634 of revenues were from leasing arrangements.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company elected the fair value option to account for the convertible promissory notes and embedded warrants because the Company believes it more accurately reflects the value of the debt in the financial statements. Changes in the fair value of the convertible promissory notes and embedded warrants were included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss).

The following table provides a summary of all financial instruments measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Unvested founder shares liability	$—	$—	$413	$413
Warrant liabilities	—	—	1,999	1,999
Total	$—	$—	$2,412	$2,412

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Convertible promissory notes and embedded warrants	$—	$—	$89,663	$89,663
Warrant liabilities	—	—	4,149	4,149
Total	$—	$—	$93,812	$93,812

The fair value of the unvested founder shares liability was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 76.2% and 76.0% as of the Merger date and September 30, 2022, respectively, based on the historical volatility of comparable publicly traded companies.

The fair value of the convertible promissory notes and embedded warrants is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the probability weighting of the various scenarios that can impact the settlement. The principal amount of the convertible promissory notes, embedded warrants and accrued interest is measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as enterprise value and management assessments of the probability of expected future events, including conversion upon next financing of private preferred stock, conversion upon a next financing in a public liquidity event, conversion upon a change in control, conversion upon maturity and default. A public liquidity event is defined as the issuance and sale of shares in an initial public offering or a deSPAC. As part of the convertible promissory notes and embedded warrants valuation at each reporting date, the Company determined that credit risk associated with the convertible notes was immaterial.

The Company estimated the fair value of the convertible promissory notes, embedded warrants and accrued interest using the following weighted average assumptions:

	As of June 30, 2022
	Next Financing - Private	Next Financing - Public	Change in Control	Maturity Date	Default
Probability of conversion	10%	80%	5%	5%	—
Expected term (in years)	0.3	0.2	0.2	0.3	—
Discount rate	16.5%	16.5%	16.5%	—	—

The fair value of the warrant liabilities are determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of September 30,	As of June 30,
	2022	2022
Risk-free interest rate	4.05%	3.00%
Expected term (in years)	5.40	5.93
Expected volatility	61.31%	65.72%
Expected dividend yield	—	—
Exercise price	$10.32	$7.48

The following table sets forth a summary of the difference between the carrying amount and the fair value of Level 3 convertible promissory notes and embedded warrants for which the fair value option was elected:

	June 30, 2022
	Carrying Amount	Amount Charged to Earnings	Fair Value
Convertible promissory notes and embedded warrants	$51,816	$37,847	$89,663
Total	$51,816	$37,847	$89,663

The following table sets forth a summary of changes in the fair value of Level 3 convertible promissory notes and embedded warrants, Level 3 warrant liabilities and Level 3 unvested founder shares liability, for the three months ended September 30, 2022 and 2021:

	Convertible Promissory Notes and Embedded Warrants	Warrant Liabilities	Unvested Founder Shares Liability
Balance at June 30, 2021	$62,581	$1,434	$—
Issuance of convertible promissory notes	500	—	—
Change in fair value	12,117	1,457	—
Balance at September 30, 2021	$75,198	$2,891	$—

Balance at June 30, 2022	$89,663	$4,149	$—
Reclassification of liability classified warrants to equity	—	(830)	—
Issuance of warrants	—	843	—
Recognition of warrants and unvested founder shares liabilities assumed upon Merger	—	9,388	1,588
Change in fair value	(48,271)	(11,551)	(1,175)
Conversion of warrant liabilities and convertible promissory notes	(41,392)	—	—
Balance at September 30, 2022	$—	$1,999	$413

The Company measures certain non-financial assets and liabilities, including property and equipment, intangible assets, and inventory, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of property and equipment, intangible assets and inventory.

4. Consolidated Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of September 30,	As of June 30,
	2022	2022
Finished goods	$484	$869
Total inventories	$484	$869

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of September 30,	As of June 30,
	2022	2022
Tablets	$5,663	$5,663
Computer equipment	544	519
Software	20	562
Total property and equipment	6,227	6,744
Less: accumulated depreciation	(4,536)	(4,769)
Property and equipment, net	$1,691	$1,975

Depreciation expense was $318 and $505 for the three months ended September 30, 2022 and 2021, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of September 30,	As of June 30,
	2022	2022
Capitalized software	$4,593	$3,135
Developed technology	1,300	1,300
Domain name	151	151
Intangible assets, gross	6,044	4,586
Less: accumulated amortization	(414)	(360)
Intangible assets, net	$5,630	$4,226

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $115 and $30 for the three months ended September 30, 2022 and 2021, respectively. Within capitalized software on September 30, 2022 and June 30, 2022, $4,305 and $2,786, respectively, are in process capitalized software costs and accordingly, the amortization of such costs are excluded from the table below.

Total future amortization expense for intangible assets was estimated as follows:

2023	$235
2024	350
2025	339
2026	335
2027	10
Thereafter	56
Total	$1,325

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of September 30,	As of June 30,
	2022	2022
Accrued expenses	$2,863	$2,176
Repair cost reserve (Refer to Note 8)	229	724
COVID-19 deferred compensation and deferred payroll tax	198	204
Accrued sales tax	89	86
Accrued vacation	939	874
Accrued interest	232	402
Operating lease liability - current portion	349	—
Accrued other	2,383	1,749
Total accrued liabilities	$7,282	$6,215

5. Leases

At September 30, 2022 the Company recorded a right of use asset of $748 within other noncurrent assets on condensed consolidated balance sheet. The Company also has $349 of operating lease liabilities, current and $407 presented within other long-term liabilities on condensed consolidated balance sheet at September 30, 2022. For the three months ended September 30, 2022, the Company recorded operating lease costs of $95 including variable operating lease costs of $15.

Supplemental information related to the Company’s operating lease was as follows for the three months ended September 30, 2022:

Operating cash flows used for operating lease	$95
Operating lease liability arising from obtaining ROU asset (1)	$824
Weighted average remaining lease term	2.0 years
Weighted average discount rate	15.0%

(1)	Amount includes (i) $516 related to the adoption of ASC 842 for existing operating leases on July 1, 2022, (ii) $308 related to the Company entering into a new non-cancelable operating lease agreement during the three months ending September 30, 2022.

Future minimum lease payments under the Company’s non-cancelable operating leases with an initial lease term in excess of one year subsequent to September 30, 2022 are as follows:

Remainder of 2023	$336
2024	404
2025	143
Gross lease payments	883
Less: imputed interest	(127)
Present value of net future minimum lease payments	$756

As of September 30, 2022, the present value of net future minimum lease payments is recorded in the amount of $349 within accrued liabilities on the condensed consolidated balance sheet and $407 within other long-term liabilities on the condensed consolidated balance sheet.

Under the previous lease accounting standard ASC 840, Leases, the aggregate future minimum lease payments under the Company’s non-cancelable operating lease, as of June 30, 2022, was as follows:

2023	$273
2024	218
2025	127
Total	$618

Rent expense for the three months ended September 30, 2021 was $108.

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of September 30,	As of June 30,
	2022	2022
Receivable financing facility	$5,803	$5,911
Equipment financing facility	1,413	2,929
Total financing obligations	7,216	8,840
Less: financing obligations, current	(7,216)	(8,840)
Total financing obligations, noncurrent	$—	$—

Receivable financing facility

On April 27, 2021, the Company entered into an investment arrangement in which the Company provides future receivables available to an outside investor to invest in, in exchange for an upfront payment. Through this arrangement, the Company obtains financing in the form of a large upfront payment, which the Company accounts for as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through payments collected from accounts receivable debtors relating to future receivables. The financing obligation is non-recourse; however, the Company is responsible for collections as the Company must first collect payments from the debtors and remit them to the investor. The Company recognizes interest on the financed amount using the effective interest method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by the investor with the present value of the cash amounts paid by the investor to the Company. The receivable financing facility has a term of 5 years and the arrangement allows the Company and the financier to mutually agree to roll forward the Company’s borrowings as they come due.

On August 15, 2021, November 16, 2021, February 22, 2022, May 31, 2022, and August 18, 2022 in accordance with the terms of the receivable financing facility, the Company rolled forward the receivable financing facility, enabling the Company to continue its quarterly borrowings for a minimum of a rolling twelve-months. Subject to the approval of the financier, the Company expects to continue rolling forward the receivable financing facility.

Equipment financing facility

Beginning in 2019, the Company entered into arrangements with third party financiers to secure payments of certain tablet purchases. Such arrangements generally have terms ranging from 3 – 5 years and interest rates ranging from 8%-14%. The Company then leases the tablets monetized by the financiers to one of its customers through operating leases that have 4-year terms.

In fiscal year 2022 and during the three months ended September 30, 2022, due to the Company’s liquidity position and other commitments, the Company postponed certain payments on certain arrangements with third party financiers, which resulted in the Company defaulting on said arrangements. The Company is seeking to remedy the matter via repayment agreements with its third-party financiers. Non-payment under the arrangements permits the financiers to declare the amounts owed under the arrangement due and payable and exercise their right to secure the tablets under lease. Although we intend to repay, we have classified all of our obligations under these arrangements as short-term within financing obligations, current as of September 30, 2022 and June 30, 2022.

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of September 30,	As of June 30,
	2022	2022
Convertible promissory notes	$—	$89,663
Term loans	49,424	25,443
PPP Loan	—	2,000
Total debt	49,424	117,106
Less: debt, current	—	(115,106)
Total debt, noncurrent	$49,424	$2,000

Convertible promissory notes

As of June 30, 2022, the Company had convertible notes outstanding to various investors, all of which were accounted for under the fair value option. As of June 30, 2022, the fair value of such convertible promissory notes was $89,663. In conjunction with the Merger all convertible promissory notes converted into shares of common stock. Further, certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41,392, resulting in a gain on remeasurement of $48,271 which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2022. As a consequence of the conversion, $41,392 was reclassified into additional paid-in capital.

During the three months ended September 30, 2021 the Company issued $500 of convertible promissory notes and recorded a loss on remeasurement of $12,117 on all outstanding convertible promissory notes which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss).

Term loans

Horizon Term Loan

On March 4, 2021, the Company entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation, which provided the Company with $15,000, bears interest at prime rate plus 6.5% per annum, and has a term of 54 months from each loan funding date. The Horizon Loan payment terms require repayment of accrued interest only on the outstanding principal amount over the first 24 payment dates and an equal payment of principal plus accrued interest on the next 30 payment dates identified in the notes applicable to the loan. The Company pledged certain assets against the Horizon Loan. The Horizon Loan contains financial covenants that require the maintenance of an unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. On March 11, 2022, the Company amended the Horizon Loan to shorten the total term to 24 months.

In connection with the entry into the Credit Agreement (defined below), on September 21, 2022 the Company repaid the Horizon Loan making a cash disbursement of $17,012, of which $15,000 was repayment of principal and $649 was payment of interest expense and accrued interest. Further, $1,737 was recorded as a loss on early extinguishment of debt on the condensed consolidated statement of operations and comprehensive income (loss).

Lago Term Loans

On March 11, 2022, the Company entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided the Company with $12,600, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. The Company pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. The Company may prepay at any time for a fee, dependent on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. The Company issued 205,602 warrants to purchase common stock with the Lago Loan. Refer to Note 11 for further details.

On August 4, 2022, the Company amended the Lago Loan which provided the Company with $5,250. Further, as part of the amendment to the Lago Loan, the Company issued an additional 169,310 warrants to purchase common stock with the additional tranche. The Company determined that the amendment with the lender should be accounted for as an extinguishment and recorded a loss on early extinguishment of debt of $6,022 on its condensed consolidated statement of operations and comprehensive income (loss).

In connection with the entry into the Credit Agreement (defined below) on September 21, 2022, the Company repaid all outstanding loans by making a cash disbursement of $22,351, of which $17,850 was repayment of principal and $130 was payment of payable in kind interest. Further $4,371 of cash was paid related to prepayment and other penalties.

Credit Agreement

On September 21, 2022, in connection with the consummation of the Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent (the “Agent”), the lenders (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55,000 (the “Term Loans”).

The Term Loans were borrowed in full on September 21, 2022. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. During the first 18 months following the closing date, the Company may elect to pay a portion of the accrued and unpaid interest by capitalizing the amount of such interest on a monthly basis and adding the same to the principal balance of the Term Loans, after which such capitalized interest shall accrue interest at the interest rate and otherwise constitute principal under the Term Loan (“PIK Interest”). With respect to interest accruing during the first six months after the closing date, the Company may elect for 100% of the interest payment to be capitalized as PIK Interest on a monthly basis. With respect to interest accruing after the six month anniversary of the closing date, but before the 18 month anniversary of the closing date, the Company may elect for 50% of the interest payment to be capitalized as PIK Interest on a monthly basis. The Term Loans mature on March 21, 2025.

The Term Loans may be prepaid by the Company; however, any voluntary or mandatory prepayment made prior to the 18 month anniversary of the closing date must be accompanied by payment of a make whole premium equal to the interest and fees that would have accrued on the aggregate principal amount of the Term Loans (including any interest that could have been capitalized as PIK Interest during such period) from the date of payment through the 18 month anniversary of the closing date. The Term Loans may not be reborrowed once repaid. The Company is required to pay the Agent certain upfront fees and administrative fees in connection with the Term Loans. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets.

The Company must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. As of September 20, 2022, the Company was in compliance with all applicable covenants.

In conjunction with the Credit agreement, the Company issued 1,500,000 warrants to purchase common stock to the Lenders. Such warrants were determined to be equity classified and the Company recorded the value associated with such warrants of $2,076 within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 11 for further details on the aforementioned warrants.

As a condition to entering into the Credit Agreement, the Sponsors agreed to transfer 600,000 Presto Automation Inc. shares to the Lender to the Credit Agreement. The share transfer by the Sponsor to the Lenders to the Credit Agreement was such that the substance of the transaction was that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to the Lenders as an incentive for the Lenders to enter into the Credit Agreement. Accordingly, the Company recorded the transaction as debt issuance costs discount of $2,779 in condensed consolidated balance sheet with an offsetting increase to additional paid-in capital for the contribution.

The Company incurred other debt issuance costs associated with professional services and fees paid to the lender of $1,006 in conjunction with the signing of the Credit Agreement which were recorded as a debt discount.

During the three months ended September 30, 2022, the Company recorded PIK interest expense amounts of $229, which has been reflected as an increase to the outstanding debt balance. Further, during the three months ended September 30, 2022 the Company recorded interest expense associated with the amortization of debt discounts in the amount $56. Accordingly at September 30, 2022, the term loans, noncurrent balance of $49,424 reflects $55,000 of principal and $229 PIK interest accrual, as reduced by unamortized debt issuance costs of $5,805.

Paycheck Protection Program Loans

In April 2020, we obtained a Paycheck Protection Program (“PPP”) loan for $2,599 through the U.S. Small Business Administration. In March 2021, a second PPP loan was obtained in the amount of $2,000, for a total of $4,599 received in PPP loans. The loans were to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the three months ended September 30, 2021, the Company received forgiveness of the first PPP loan of $2,599 and recognized income on forgiveness within other income, net during the three months ended September 30, 2021. During the three months ended September 30, 2022, the Company received forgiveness of the second PPP loan of $2,000 and recognized income on forgiveness within other income, net during the three months ended September 30, 2022.

As of September 30, 2022, future principal payments on debt were as follows:

Year Ended June 30,
2023 (remaining)	$—
2024	—
2025	55,000
Total future payments on debt obligations	$55,000

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. In the three months ended September 30, 2022 and 2021, the Company has incurred costs to refurbish customer tablets of $658 and $617 recorded in cost of platform revenue in the Company’s condensed consolidated statement of operations and comprehensive income (loss). In connection with the service level agreements, the Company has recorded $229 and $724 in accrued liabilities in the condensed consolidated balance sheets for expected repair costs for customer tablets currently in the Company’s return merchandise authorization process as of September 30, 2022 and June 30, 2022, respectively.

In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s platform or the Company’s acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments.

In addition, the Company has agreed to indemnify the Company’s directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In general, the resolution of a legal matter could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable, and subject to significant uncertainties. At this time, the Company does not have any such matters that, if resolved unfavorably, would have a material impact on its financial condition, results of operations or cash flows.

In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11,304 in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of September 30, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

9. Loss on Infrequent Product Repairs

During the three months ended September 30, 2021, the Company experienced an increase in hardware returned for repair or replacement using a Return Merchandise Authorization (“RMA”). While the Company has incurred RMA charges in the past, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by the Company’s customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty the Company provides covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, the Company, in order to prevent disruption to the Company’s customers’ businesses, incurred approximately $435 of repair and replacement expenses related to this issue during the three months ended September 30, 2021. The Company provided repair and replacement of its hardware devices to all of its customers as a one-time only offer due to COVID-19. The Company has also made a claim to recover the costs from its third-party subcontractor who manufactures the hardware. Refer to Note 8 for further details

10. Stockholders’ Equity (Deficit)

Effective with the closing of the closing of the Merger the Company restated its articles of incorporation. Under the amended and restated articles of incorporation the Company is authorized to issue 180,000,000 shares of common stock and 1,500,000 shares of preferred stock. The holders of common stock shall have the right to one vote for each share of common stock held. The holders of non-voting common stock do not have the right to vote on any matter.

On September 15, 2022, the Company (then Legacy Presto), received an equity investment of $1,000 from an investor in exchange for 133,333 shares in the Company. Further, such investor held a significant portion of outstanding convertible notes on the date the investment was made. The Company recorded the proceeds received as an increase to additional paid-in capital.

On September 21, 2022, in connection with the closing of the Merger, Ventoux and Legacy Presto and a proposed convertible note lender (“Silver Rock”) agreed to terminate the proposed amended and restated convertible note subscription agreement, dated July 25, 2022, which was to be funded at the closing of the Merger. Pursuant to the termination agreement, Silver Rock agreed to the termination in exchange for 400,000 shares of common stock of Legacy Presto which were converted into 322,868 shares of Company common stock pursuant to the terms of the Merger Agreement. The share transfer was determined to be termination fee valued at $1,646 recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss), with an offsetting increase to additional paid-in capital. The Company also agreed to pay certain expenses of Silver Rock in the amount of $531 which is recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss). In addition to the consideration transferred directly by the Company, 500,000 warrants to purchase common stock, held by the Sponsors, were transferred to Silver Rock. The substance of the warrant transfer by the Sponsor to Silver Rock under the termination agreement was such that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to Silver Rock in exchange for termination of the convertible note agreement. Accordingly, the Company recorded the transaction as an other financing cost of $766 within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss) with an offsetting increase to additional paid-in capital for the contribution.

The Company has the following shares of common stock reserved for future issuance:

As of September 30, 2022
Warrants to purchase common stock	18,415,453
Options to purchase common stock and RSUs	12,976,520
Stock options available for future grants	4,617,400
Earnout shares	15,000,000
51,009,373

11. Warrants

Since inception, the Company has issued warrants in conjunction with various debt financings. The Company accounts for its warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an implicit or explicit input to the valuation of the Company. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss). Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of the Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

During the period from June 30, 2022, through the date of the Merger, the Company had various warrant transactions:

●	The issuance of 169,309 warrants to purchase common stock in conjunction with an amendment to the warrant agreement with Lago Loan, such amendment occurring in August of 2022.

●	In September 2022, the holder of 141,970 warrants net exercised such warrants with the Company issuing 136,681 common shares to the holder.

●	The issuance at the Merger date of 1,500,000 warrants to the Lenders to the Credit Agreement.

●	With the Merger, the Company assumed 8,625,000 public warrants and 6,125,000 private warrants.

●	With the consummation of the Merger and the repayment of the Horizon loan, 294,725 of previously liability classified warrants were reclassified to equity in the amount of $830.

The following tables represent the warrants on common stock outstanding at September 30, 2022 and June 30, 2022:

	As of September 30, 2022
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		6.5	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	[F]	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	March 2026	$9.25	86,532		6	Liability
Common	July 2027	$0.37	402,679		6	Equity
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	[B]	$6.53	294,725	[B]	10	Equity
Common	March 2032	$8.16	374,912		10	Liability
Common	September 2027	$11.50	1,500,000		5	Equity
Common	September 2027	$8.21	8,625,000		5	Equity
Common	September 2027	$11.50	6,125,000		5	Liability
Total			18,415,453

	As of June 30, 2022
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		10	Liability
Common	October 2027	$0.37	141,970		10	Equity
Common	[D]	$0.01	2,575,190		[D]	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	March 2026	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	March 2026	$9.25	86,532		10	Liability
Common	July 2027	$7.80	402,679		10	Liability
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	March 2031	$6.53	294,725	[B]	10	Liability
Common	March 2032	$8.16	205,602		10	Liability
Total			4,713,303

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.

[B] —	Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to Common Stock and have calculated the number of shares as the quotient of the aggregate warrant intrinsic value of $1,925 over the exercise price of $6.53 as of September 30, 2022 and June 30, 2022. Warrant will also expire at the earliest of 10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

[C] —	Warrants expire 5 years from the effective date of a registration statement for an initial public offering should one occur.

[D] —	Warrants are exercisable after the conversion of the related convertible notes and will expire, if not exercised, at the earliest of a public liquidity event, the effective date of a registration statement for an initial public offering and 5 years from the issuance date. Warrants are exercisable for a variable number of shares dependent on the fully diluted capitalization and are estimated at each reporting date. The warrants were converted into Common Stock on September 21, 2022 in conjunction with the Merger.

[E] —	Warrants were issued in October 2021 and are exercisable contingent on rollouts of the Company’s products and services to the warrant holder. Number of shares represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 265,249 and 321,943 remained contingent as of September and June 30, 2022. Expense related to these warrants will be recognized as a reduction to revenue in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

[F] –

Warrants will expire at the earliest of 10 years from the issuance date of March 11, 2016, a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.

12. Stock-Based Compensation

Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). Effective with the Merger, the Board of Directors adopted the 2022 Incentive Award Plan (the “2022 Plan”). As of September 30, 2022, the number of shares of common stock reserved for future issuance under the 2022 Plan was 4,617,400.

The Board of Directors may grant incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value, as determined by the Board of Directors, at the date of grant. Awards generally vest ratably over periods determined by the Board of Directors, generally 4 years, and expire no later than ten years from the date of grant. For options subject to the one-year cliff, the expense is recognized as 25% of the total option value, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

In July 2022, the Company granted 836,657 RSUs to its employees and consultants that contain a service-based vesting condition and a performance-based vesting condition, with a grant date fair value of $8.26 per RSU. Such RSUs are in addition to the 350,426 of RSUs that were outstanding at June 30, 2022, which contain the same vesting conditions. The service-based vesting condition is generally satisfied by rendering continuous service for 5 years, with 20% vesting each year. The performance-based vesting condition is satisfied in connection with an initial public offering or a change in control. However, the consummation of the deSPAC does not result in satisfaction of the performance condition. The Company did not record compensation expense during the three months ended September 30, 2022 related to these RSUs as achievement of the performance-based vesting condition was not deemed probable of occurring. As of September 30, 2022, $9,108 of stock-based compensation related to these RSUs remains unrecognized, which is expected to time-vest over a remaining weighted-average period of 4.71 years, subject to the performance-based vesting condition being satisfied or deemed probable at which point the Company will recognize a cumulative adjustment for the service condition satisfied at such point.

In September 2022, the Company granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs shall vest on September 30, 2022, 56.67% of the RSUs shall vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the three months ended September 30, 2022 related to the RSUs of $1,824. As of September 30, 2022, $3,649 of stock-based compensation related to the RSU remains unrecognized, which is expected to be recognized over a remaining weighted-average period of 2.96 years. The RSUs time-based vesting would accelerate upon an acquisition of the Company. A deSPAC does not meet the definition of an acquisition as defined in the 2018 Plan.

During fiscal year 2021, the Company granted 600,752 performance-based options that contained a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is satisfied by rendering continuous service for 4 years after the performance-based vesting condition occurs. The performance-based vesting condition is satisfied in connection with a financing event or a public liquidity event for a first group of 300,376 options and in connection with a public liquidity event for a second group of 300,376 options. A financing event occurred as of June 30, 2021 that satisfied the performance-based vesting condition for the first group of 300,376 options. Effective with the closing of the Merger, the public liquidity event performance condition was achieved for the second group of 300,376 options. The Company recognized expense associated with these options in the amount of $27 for the three months ended September 30, 2022.

In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period under the 2018 Plan and within a 30-day period under the 2008 Plan or they are forfeited.

The following summary of the equity incentive plan activity for the three months ended September 30, 2022 is shown collectively for the 2022 Plan, the 2018 Plan and the 2008 Plan:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – June 30, 2022	13,845,291	$0.59	6.66	—
Retrospective application of recapitalization	(2,631,676)	0.14	—	—
Adjusted Balance – beginning of period	11,213,615	0.73	6.66
Exercised	(43,712)	$0.76	—	—
Forfeited and expired	(117,601)	$1.15	—	—
Balance – September 30, 2022	11,052,302	$0.73	6.43	—
Vested and expected to vest at September 30, 2022	11,052,302	$0.73	6.43	$14,554
Exercisable at September 30, 2022	8,840,903	$0.42	5.84	$13,793

The aggregate intrinsic value of options exercised during the three months ended September 30, 2022 was $56.

The following is a summary of the equity incentive plan RSU activity for the three months ended September 30, 2022 for the 2022 Plan and the 2018 Plan:

	Number of Awards Outstanding	Weighted- Average Grant Date Fair Value
Unvested Balance – June 30, 2022	432,666	$6.46
Retrospective application of recapitalization	(82,240)	$1.52
Adjusted, unvested balance – beginning of period	350,426	$7.98
Granted	2,036,657	$6.75
Vested	(399,960)	$4.56
Forfeited	(62,905)	$6.46
Unvested Balance - September 30, 2022	1,924,218	$6.93

Stock-based compensation expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees was $2,175 and $479 for the three months ended September 30, 2022 and 2021, respectively.

Stock-based compensation expense, excluding stock-based compensation in capitalized software, by function is as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021
Research and development	$151	$105
Sales and marketing	98	99
General and administrative	1,926	275
	$2,175	$479

Stock-based compensation allocated to cost of goods sold was not material for the three months ended September 30, 2022 and 2021. The weighted-average grant date fair value of options vested during the three months ended September 30, 2022 was $1.38. As of September 30, 2022, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $3,796, which is expected to be recognized over a weighted-average period of 2.89 years.

Further, for the three months ended September 30, 2022 the Company recorded $178 of stock-based compensation expense associated with earnout shares granted to holders of common stock held by current employees and directors and holders of options and RSUs. Refer to Note 1 for further discussion of compensation recorded related to earnout shares granted to holders of common stock, options and RSUs.

Employee Stock Purchase Plan

Effective with the closing of the Merger, the Company adopted and employee stock purchase plan (“ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated 6 month offering periods. At the end of each offering period, employees are able to purchase shares at the lesser of (i) 85% of the fair market value of the Company’s common stock on the first day of the offering period and (ii) 85% of the fair market value of the Company’s common stock on the last day of the offering period, based on the closing sales price of the Company’s common stock as quoted on the NASDAQ on such date.

There was no activity under the plan during the three months ended September 30, 2022.

Other Stock-based Compensation

In connection with the acquisition of CyborgOps (see Note 15), the Company issued 475,638 shares of common stock to former employees of CyborOps who have continued employment with the Company, and are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in monthly increments over four years commencing on June 11, 2022. The fair value was determined to be $8.75 per share based on the acquisition date fair value. During the three months ended September 30, 2022, the Company recognized $264 of stock-based compensation expense related to these awards. As of September 30, 2022, unrecognized stock-based compensation expense was $3,799, which is expected to be recognized over a weighted-average period of 3.62 years.

13. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes. The Company’s income tax expense was not material for the three months ended September 30, 2022 and 2021. The Company does not expect any material changes in tax position for the remainder of the fiscal year.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three months ended September 30,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$34,789	$(19,509)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	29,521,505	27,137,792
Add: Weighted average dilutive effect of stock options, RSUs and warrants	10,845,397	—
Weighted average shares outstanding - diluted	40,366,902	27,137,792
Net income (loss) per share attributable to common stockholders, basic	$1.18	$(0.72)
Net income (loss) per share attributable to common stockholders, diluted	$0.86	$(0.72)

The potential weighted average shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three months ended September 30,
	2022	2021
Stock options and RSUs	221,140	11,570,149
Convertible notes	—	3,435,080
Common stock warrants	2,887,771	4,747,754
Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	3,108,911	19,752,983

Warrants to purchase a weighted average of 2,887,771 shares of common stock were outstanding during the three months ended September 30, 2022 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares.

The Company excluded a weighted average of 906,553 and 300,375 RSU’s and options from the calculation of diluted EPS as they are subject to performance conditions for which the necessary conditions have not been satisfied as of September 30, 2022 and 2021, respectively.

The Company excluded a weighted average of 1,630,435 earnout shares from the calculation of diluted EPS as they are subject to market conditions for which the necessary conditions have not been satisfied as of September 30, 2022.

15. Cyborg Ops

As a consequence, to the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps became due and payable resulting in an expense of $1,946, of which $1,878, and $68 has been recorded within research and development and sales and marketing, respectively, in the condensed consolidated statement of operations and comprehensive income (loss).

16. Related Party Transactions

The Company has certain convertible promissory notes and embedded warrants with entities in which a member of the Company’s board of directors is an officer of the entity and has a financial interest in the entity (“affiliated entities”). As of June 30, 2022, $9,566 of the Company’s convertible promissory notes and embedded warrants balance is due to a related party, all of which are due within 12 months. The convertible promissory notes and embedded warrants converted into shares of common stock during the three months ended September 30, 2022. Refer to Note 7 for further details.

During the three months ended September 30, 2022, the Company received an equity investment of $1,000 from an investor in exchange for 133,333 shares in the Company. Refer to Note 10 for further details. In addition, the Company granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 12 for further details.

17. Subsequent Events

There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Presto’s condensed consolidated financial statements and related notes appearing elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the years ended June 30, 2022 and 2021 and the related notes contained in Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on September 27, 2022. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Presto’s actual results could differ materially from such forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “Cautionary Statement Regarding Forward-Looking Statements” included in the this report. Additionally, Presto’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the business and operations of E La Carte Inc. (“Legacy Presto”) and its consolidated subsidiary prior to the Business Combination (defined below) and to Presto Automation Inc. (“Presto”) and its subsidiaries following the Business Combination.

Overview

Presto offers a comprehensive set of modular, targeted solutions to the restaurant industry to increase staff productivity, improve guest experience and deliver actionable insights to restaurants. Since our founding in 2008, we have shipped over 250,000 systems of Presto enterprise-grade digital solutions to the restaurant hospitality industry. We have leveraged our deep domain experience to build a technology platform that digitizes on-premise restaurant dining rooms and drive-throughs with the goal of maximizing restaurant profitability and enhancing the guest dining experience.

Our latest generation Presto Touch product, called Presto Flex, functions as an all-in-one server handheld or tabletop guest ordering, payment, customer personalization and gaming device. Our Vision product consists of an AI-powered computer vision software application that delivers unique and real-time insights to operators. Our Voice products use speech recognition technology in the customer order process and connect with restaurant POS systems to maximize efficiency and minimize costs by automatically transmitting orders to the restaurant’s POS system.

Our Presto Touch product has accounted for the majority of our historical revenue. However, we expect an increasing mix of our future revenue to come from our Vision and Voice products.

We benefit from a predictable, recurring revenue model from enterprise restaurant chains. We serve a blue-chip customer base with multibillion-dollar gross merchandise volume potential and high net retention rates.

Strategy

We seek to overlay next-generation digital solutions onto the approximately $3 trillion hospitality industry given its current primarily analog nature and substantial reliance on labor. At present, we are focused on the restaurant industry.

Our business is underpinned by the guiding principles that our solutions should improve the guest experience and seamlessly and effortlessly increase productivity for staff. These principles ensure that our product focus remains aligned with the objectives of our customers and with our objective of being a leader in the restaurant hospitality technology market.

The restaurant hospitality technology market is rapidly growing. The COVID-19 pandemic created an industry reset, driving restaurants to further embrace technology to solve industry challenges. The restaurant hospitality industry has been racked with labor challenges including unprecedented shortages and high costs. Customers also have a greater desire for faster service, which increases demand for on-premise technology.

Process automation is a long-term priority for all physical businesses. As a result, restaurants need reliable and scalable products and technology that easily integrates with old, legacy systems.

Our platform enables customers to improve important factors that drive profitability in a low-margin industry. With Presto’s platform, restaurants can benefit from increased table per server ratios, order accuracy, check size, and customer data collection.

In the future, we may take advantage of several acquisition opportunities in customer relationship management and loyalty, POS products, front of house management, online ordering, AI tools, and integration middleware.

The Business Combination

On November 10, 2021 and as subsequently amended on April 1, 2022 and July 25, 2022, VTAQ, Ventoux Merger Sub I, Ventoux Merger Sub II and Presto entered into the Merger Agreement, pursuant to which (a) Ventoux Merger Sub I merged with and into Presto, with Presto being the Surviving Corporation in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of VTAQ and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into Ventoux Merger Sub II, with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of VTAQ. On September 14, 2022, VTAQ held a special meeting of its stockholders and voted to approve the Proposed Business Combination (“the Business Combination” or “the Merger”). Upon the Closing, VTAQ was renamed “Presto Automation Inc.” and the VTAQ Common Stock and the Public Warrants continue to be listed on Nasdaq and trade under the ticker symbols “PRST” and “PRSTW,” respectively.

The Business Combination has been accounted for as a reverse recapitalization in accordance with GAAP. Under the guidance in ASC 805, Business Combinations, VTAQ, who is the legal acquirer, has been treated as the “acquired” company for financial reporting purposes and Presto has been treated as the accounting acquirer. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to VTAQ, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination has been treated as the equivalent of a capital transaction in which Presto is issuing stock for the net assets of VTAQ. The net assets of VTAQ have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Presto, as Presto is considered the predecessor for financial reporting purposes.

Public Company Costs

Subsequent to the Business Combination, New Presto is an SEC-registered and Nasdaq-listed company. Accordingly, we have hired and expect to hire additional staff and implement new processes and procedures to address public company requirements. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.

Impact of COVID-19

Presto was and is subject to risks and uncertainties as a result of the outbreak of a novel strain of coronavirus, designated “COVID-19” and declared to be a pandemic in March 2020. Presto began to experience impacts from COVID-19 in March 2020, as federal, state and local governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic. At the same time, COVID-19 has also had a significant impact on the restaurant and hospitality sector in which Presto operates. Many restaurants closed completely due to lockdowns and staff shortages, especially as multiple waves of COVID-19 continued to debilitate the restaurant and hospitality industry.

Presto experienced three impacts from the initial onset of COVID-19 that resulted in significant charges to the statement of operations for the periods presented:

●	Loss on Infrequent Product Repairs. Social distancing practices resulted in customers implementing a range of extreme cleaning protocols involving Presto’s products. Specifically, customers started to clean Presto’s devices with highly invasive commercial disinfectant solutions, which leaked into the hardware, causing significant damage to the devices and requiring repair or replacement. This resulted in a significant spike in repair and return merchandise authorization (“RMA”) expenses compared to historical expenses. During the three months ended September 30, 2021, the volume of repair charges Presto experienced were higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. In order to prevent disruption to customers’ businesses, Presto incurred $0.4 million of loss on infrequent product repairs related to this issue, in the three months ended September 30, 2021 which is presented as a separate line item on Presto’s condensed consolidated statement of operations and comprehensive income (loss). Typically, these issues would be considered to be negligence on the part of the customer and would not be covered by Presto’s standard warranty; however, given the nature of the issues and the fact that the cleaning protocols were a mandatory precaution as a result of COVID-19 and were not expected to cause such widespread damage to the devices, Presto, as a sign of goodwill and for customer satisfaction, incurred the repair and replacement expenses related to the liquid ingress issue. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. Presto has made a claim to recover the costs from the third-party subcontractor who manufactures the hardware. In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11,304 in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of September 30, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

●	Hardware Repair Expenses Related to COVID-19. As a result of COVID-19, Presto incurred higher than usual repair expenses for one-time, infrequent product repairs that were not covered by Presto’s third-party manufacturer, who typically covers the costs during the three months ended September 30, 2021. The increase in expenses was a result of a higher volume of repair requests due to customer issues arising from COVID-19 related complications and a desire on the part of customers to have Presto reboot and re-certify equipment coming out of COVID-19. During the three months ended September 30, 2021, Presto incurred $0.4 million of hardware repair expenses related to COVID-19. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. The claim that was made to recover the costs from the third-party subcontractor who manufactures the hardware referred to above also included these hardware repair expenses.

Over the course of fiscal year 2022 and the three months ended September 30, 2022, certain COVID-19 restrictions were relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged. The degree and duration of restriction varied by individual geographic area. The extent of the continuing impact of the COVID-19 pandemic on Presto’s business remains highly uncertain and difficult to predict, as the operating status of restaurants remains fluid and subject to change as government authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines in their respective jurisdictions. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which resulted in a global economic recession.

Presto has taken several actions to mitigate the effects of the COVID-19 pandemic on its operations and franchisees. In April 2020, Presto received a loan of approximately $2.6 million under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), to assist with the economic hardships caused by the pandemic. In March 2021, Presto received a second loan of $2.0 million under SBA PPP. In August 2021, Presto was granted forgiveness of the first loan in an amount of approximately $2.6 million. In July 2022, Presto was granted forgiveness of the second loan in an amount of approximately $2.0 million.

The severity of the continued impact of the COVID-19 pandemic on Presto’s business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing and extent of consumer re-engagement with our customers and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on Presto and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. Presto’s future results of operations and liquidity could be impacted adversely by future dine-in restrictions and the failure of any initiatives or programs that Presto may undertake to address financial and operational challenges faced by it and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact our financial condition, liquidity, or results of operations remains highly uncertain.

Our Revenue Model

Our revenue is driven by our ability to attract new customers, retain existing customers, increase sales from both new and existing customers, and ultimately help our customers grow their businesses. We serve casual dining, quick serve and fast casual restaurants that are made up primarily of named logos with tens to thousands of locations, consisting of both corporates and franchisees.

During the three months ended September 30, 2022 and 2021, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch (“platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“transaction revenue”).

●	Platform Revenue: the platform revenue stream is generated from fees charged to customers for access to our Presto Touch product and is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due when the customer goes live. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from our newly launched Voice and Vision products were not material during the three months ended September 30, 2022 and 2021.

We also maintain arrangements with a certain legacy customer whereby we lease the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the consolidated statements of operations and comprehensive loss.

●	Transaction Revenue: transaction revenue consists of a single performance obligation recognized at a point in time when the content is delivered and used. Transaction revenue is recognized on a gross basis as we are the principal in the relationship and the restaurant acts as a sales agent between us and the diner to upsell premium content purchases during the dining experience. We are the principal as we are the primary obligor responsible for fulfillment, we control the gaming license and its accessibility and have influence in establishing the price charged to the diner. The portion of gaming service collections withheld by the restaurant for sales commission is recorded to transaction cost of revenue.

We have historically incurred operating losses and negative cash flows from operating activities. We expect to continue to incur operating losses for the foreseeable future as we work to expand our customer base and the number of locations in which our products are used, increase sales of our Voice and Vision products, increase our platform revenues and maintain our relationships with current customers.

Our ability to achieve profitability and positive cash flows from operating activities will depend primarily on our ability to increase revenues due to the following factors:

●	Attracting New Customers and Expanding Locations in which Our Products are Used. Our future growth depends on our ability to attract new customers and expand the locations across which our current and new customers use our products. For calendar years 2022 and 2023, we expect the majority of our new customer growth and new customer location expansion to come from sales of our Voice and Vision products. In an effort to attract new customers and expand our locations served, since the first calendar quarter of 2022, we have signed several Voice and Vision pilot customers. Certain of these pilot customers have more than a thousand locations each. Our goal is to convert these pilot customers into broader customer relationships in calendar year 2023.

●	Increasing Voice and Vision Product Sales. Since the first calendar quarter of 2022, we have experienced increased demand for our Voice and Vision products with respect to quick service restaurants, especially from chain enterprises with drive-throughs. This accelerated demand is due to the fact that our products mitigate the impact of severe nation-wide labor shortages faced by the restaurant and hospitality industry, as well as the increased cost of employment for these enterprises due to increasing minimum wages and higher costs of labor in general. For example, in January 2022, we announced the industry’s first enterprise Voice rollout with Checkers, a nation-wide restaurant chain with approximately 840 locations. Our goal is to continue to increase sales of our Voice and Vision products to capture new customers.

●	Increase Platform Revenues. As described above, we generate revenue through two main revenue streams: (i) platform revenue and (ii) transaction revenue. We believe our overall growth will be largely driven by platform revenue growth, which we eventually expect to have higher margins than transaction revenues. Platform revenue growth will in turn be driven by an increase in sales of our Voice and Vision products.

●	Maintain Relationships with Current Customers. In order to help foster robust contract renewals, our account management and program management teams conduct quarterly business reviews with our top customers which generate the most value to us, in order to build a pathway to a successful renewal and product upgrade in each fiscal year. Successful renewal of our largest customers is critical to our near-term results of operations and is dependent on product execution, key customer relationships, and in part, health of the franchisees for our customers that have a predominantly franchised model.

We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. For example, the size and timing of customer rollouts from quarter-to-quarter can vary given our focus on large chain restaurants, which often have different decision-making cycles and levels of internal preparedness. Lastly, another COVID-19 surge could adversely affect the restaurant industry and our customer base by decreasing restaurant demand through a decrease in consumer visits and foot traffic (which we believe ultimately drives our customers’ top line revenues), thereby decreasing demand for our equipment.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered as substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP contained in this Form 10-Q.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to assist investors in seeing our financial performance using a management view. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted Gross Profit

Adjusted Gross Profit is calculated as gross profit adjusted to add back depreciation and hardware repair expenses related to COVID.

We use Adjusted Gross Profit to understand and evaluate our core operating performance and trends. We believe this metric is a useful measure to us and to our investors to assist in evaluating our performance because it removes the impact of events that do not reflect our core operating performance, thereby providing consistency and direct comparability with our past financial performance and between fiscal periods.

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Gross profit	$552	$407
Depreciation	291	466
Hardware repair expenses related to COVID	—	373
Adjusted Gross Profit	$843	$1,246

Adjusted EBITDA

Adjusted EBITDA is defined as net loss, adjusted to exclude interest, other income, net, income taxes, depreciation and amortization expense, earnout stock-based compensation expense, stock-based compensation expense, fair value adjustments on warrant liabilities and convertible promissory notes, loss on debt extinguishment, other financing and financial instrument (costs) income, net, deferred compensation and bonuses earned upon closing of the Merger, public relations fee due upon closing of the Merger, hardware repair expenses related to COVID and COVID-related expenses due to damage from liquid ingress.

We believe Adjusted EBITDA is useful for investors to use in comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that do not reflect our core operating performance, thereby providing consistency and direct comparability with our past financial performance and between fiscal periods. We have also excluded COVID-related expenses relating to loss on infrequent product repairs and excessive hardware repair expenses as the expenses are non-recurring as they occurred directly as a result of issues arising from COVID-19 protocols. They were not present in the years prior to the onset of COVID-19 and are not expected to recur. Excluding these COVID-related expenses serves to better reflect our operating performance and provides consistency and comparability with our past financial performance. We have also excluded nonrecurring costs related to the closing of the Merger, including a deferred compensation and bonuses earned upon the closing of the Merger, and a public relations fee due upon closing of the Merger. Excluding these costs attributable to the Merger better reflects our operating performance and provides consistency and comparability with our past financial performance. Adjusted EBITDA also has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021
Net income (loss)	$34,789	$(19,509)
Interest expense	3,376	1,388
Other income, net	(2,028)	(2,630)
Depreciation and amortization	433	535
Stock-based compensation expense	2,175	479
Earnout stock-based compensation expense	178	—
Change in fair value of warrants and convertible promissory notes	(59,822)	13,574
Loss on debt extinguishment	7,758	—
Other financing and financial instrument (costs) income, net	1,768	—
Deferred compensation and bonuses earned upon closing of the Merger	2,232	—
Public relations fee due upon closing of the Merger	250	—
Loss on infrequent product repairs(1)	—	435
Hardware repair expense related to COVID(1)	—	373
Adjusted EBITDA	$(8,891)	$(5,355)

(1)	In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of September 30, 2022. As a result, the Company has not recognized any gain related to this settlement in its consolidated statement of operations and comprehensive loss.

Key Performance Indicator

We use one primary key performance indicator to evaluate our operational and financial performance: net revenue retention.

Our ability to retain and increase revenue from our existing customer base is a key driver of our business growth. We expand within our existing customer base by selling additional products, adding more locations, and helping restaurants generate greater sales per location.

Given the long-term and recurring nature of our customer contracts, we use net revenue retention as a key metric. Net revenue retention compares our revenue associated with a set of active restaurant logos in a one-year period to the same set of restaurant logos in the prior year period. We calculate net revenue retention by dividing a particular period’s quarterly annual recurring revenue, including both platform and transaction revenue, by the prior period’s quarterly annual reoccurring revenue using the same set of restaurant logos. Net revenue retention is an indicator of the propensity of our customers to continue working with us and expanding their relationship with us. We assess our net revenue retention quarterly on a rolling basis year-over-year. For the three months ended September 30, 2022, our net revenue retention was 105% while for the three months ended September 30, 2021, it was 119%. The decrease was due to customer relationship cancellations with the enterprise and certain associated franchisees under our third largest customer.

We believe net revenue retention is useful for investors by providing a consistent comparison of customer results and growth across comparable periods within our core, established customer base, unaffected by the impact of new customers on our business.

Key Factors Affecting Our Performance

Support of our Customers’ Revenue Growth

We believe our long-term revenue growth is correlated with the growth of our existing customers’ businesses, and we strive to support their success. Our revenue grows with that of our customers — as our customers generate more sales, we generally see higher platform and transaction revenue. We have a demonstrated track record of partnering with restaurants to help grow their revenue and will continue to invest in our customer success team and in new products that help customers thrive.

Adoption of Additional Products

We offer additional products to existing customers through a combination of customer relationship management investments, product-led growth, and the introduction of new products. We believe that we provide the most value when our customers have multiple touchpoints across our platform. We also believe that adoption of additional products will drive labor savings and profitability improvements for our customers, allowing them to reinvest in their success. Decisions by our customers to adopt more of our products will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.

Expansion of Locations Per Customer

As our customers grow their businesses and open new locations, we expect to see a corresponding increase in locations on our platform. To that end, we work closely with restaurants across our customer-facing teams to support their expansion efforts. We believe that we are well-positioned to extend our reach to and onboard these new locations based on our customers’ desire to use a single, integrated platform across all locations. This impacts our ability to service individual customers with a dedicated, core team using the appropriate technological resources and personnel, creating operating efficiencies of scale while maintaining growth.

Acquisition of New Locations

We believe there is a substantial opportunity to continue to grow our restaurant locations across the casual dining, quick service and fast casual sectors in the United States. We intend to continue to drive new location growth through our differentiated go-to-market strategy, including an industry advisor network, and enterprise sales representatives who are deeply integrated in the local restaurant and hospitality sector. In addition, we will continue to invest in marketing efforts in key U.S. cities to grow our brand awareness. Our ability to acquire new locations will depend on a number of factors, including the effectiveness and growth of our sales team, the success of our marketing efforts, and the continued satisfaction of, and word-of-mouth referrals generated by, our existing customers. We expect our absolute investment in sales and marketing and other customer acquisition costs related to our hardware and professional services to increase as we continue to grow.

The number of locations is not in itself a key performance indicator utilized by our management because of varying financial arrangements and contribution. Rather, our management uses number of locations as a general measure of scale across our platform.

Innovation and Development of New Products

We have a culture of continuous innovation evidenced by our history of consistent and timely product launches and refinements. We intend to continue to invest in research and development to expand and improve the functionality of our current platform and broaden our capabilities to address new market opportunities. As a result, we expect our total operating expenses will increase over time and, in some cases, have short-term negative impacts on our operating margin. Our ability to successfully develop, market, and sell new products to our customers will affect our competitive posture with our competitors.

Seasonality

We experience seasonality in our transaction revenue, which is largely driven by the level of gross payment volume processed through our platform. For example, customers typically have greater sales during the warmer months, though this effect varies regionally. As a result, our transaction revenue per location has historically been stronger in the second and third quarters. We believe that transaction revenue from both existing and potential future products will continue to represent a material proportion of our overall revenue mix at least in the near term and seasonality will continue to impact our results of operations.

Components of Results of Operations

Revenue

We generate revenue from two main sources that are further described below: (1) platform revenue and (2) transaction revenue.

Platform revenue is generated from fees charged to customers for access to Presto Touch product and is recognized ratably. Revenue generated from Voice and Vision products was not material for the three months ended September 30, 2022 and 2021. Part of the total contract value is due upon execution of the contract, and the remainder is due upon installation of the systems. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. We also maintained arrangements with a certain legacy customer whereby we leased the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the consolidated statements of operations and comprehensive loss.

Transaction revenue consists of a single performance obligation recognized at a point in time when the content is delivered and used. Transaction revenue is recognized on a gross basis as we are the principal in the relationship and the restaurant acts as a sales agent between us and the diner to upsell premium content purchases during the dining experience. We are the principal as we are the primary obligor responsible for fulfillment, we control the gaming license and its accessibility and have influence in establishing the price charged to the diner. The portion of gaming service collections withheld by the restaurant for sales commission is recorded to transaction cost of revenues. We also generate revenue from professional services, which primarily consists of fees from developing premium content to be used on the devices and installation. We recognize revenue from professional service engagements that occur over a period of time on a proportional performance basis as labor hours are incurred.

Cost of Revenue

Platform cost of revenue consists of four categories: product costs, shipping/freight costs, installation costs and other costs. Product costs consist primarily of the cost to purchase the hardware and hardware accessories for the Presto Touch, Vision and Voice products. Shipping/freight costs consist of all costs to transport equipment to customers. Installation costs include the labor cost to install the hardware in each restaurant. Other costs include the amortization of capitalized software and product support costs.

We also incur costs to refurbish and repair our tablets. These costs are expensed in the period they are incurred, as the costs are expected to be linear and therefore, will match with the timing of revenue recognition over time. In connection with these costs, we also accrue a liability at each reporting period for expected repair costs for customer tablets currently in our Return Merchandize Authorization (“RMA”) process as of the reporting period, which get charged to platform cost of revenue. Our hardware repair expense was higher in the three months ended September 30, 2021 due to COVID-related volume, whereby customers sent back tablets either simply to be checked or reset, or for cosmetic reasons or minor repairs.

Transaction cost of revenue consists primarily of the portion of the fees collected from diners that are then paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear the primary responsibility of the product, we are the principal in the premium content transactions and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The commissions paid to restaurants under our revenue share agreement range on average between 83%-96% and 77%-98% of premium content revenue by customer logo for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and impairment cost of revenue consists primarily of the costs of leased assets that are included in property and equipment, net in the balance sheet that are amortized to cost of revenue and related impairment charges.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, customer and warehouse operations, and general and administrative expenses. The largest single component of operating expenses is employee-related expenses, which include salaries, commissions and bonuses, stock-based compensation, and employee benefit and payroll costs.

Research and development. Research and development expenses consist primarily of employee-related costs associated with maintenance of our platform and the evaluation and development of new product offerings, as well as allocated overhead and expenses associated with the use of third-party software directly related to preliminary development and maintenance of our products and services. These costs are expensed as incurred unless they meet the requirements for capitalization.

We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and related products and services. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities and innovate over the long-term.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related costs incurred to acquire new customers and increase product adoption across our existing customer base. Marketing expenses also include fees incurred to generate demand through various advertising channels and allocated overhead costs.

We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our field-based sales team, increase demand generation, and enhance our brand awareness. We expect sales and marketing expenses as a percentage of revenue will vary from period-to-period over the short-term and decrease over the long-term.

General and administrative. General and administrative expenses consist primarily of expenses related to facilities, finance, human resources and administrative personnel and systems. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, tax and accounting services and bad debt expenses.

We expect that general and administrative expenses will increase on an absolute dollar basis as we add personnel and enhance our systems, processes, and controls to support the growth of our business as well as our increased compliance and reporting requirements as a public company. We expect general and administrative expenses as a percentage of revenue will vary from period-to-period over the short-term and decrease over the long-term.

Loss on infrequent product repairs. Loss on infrequent product repairs expenses consist primarily of charges incurred in connection with hardware returned for repair or replacement using an RMA. While we have incurred RMA charges in the past and we expect to continue to incur RMA charges in the future, in the three months ended September 30, 2021, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by our customers. Our devices failed primarily due to the use of extremely strong commercial disinfectant solutions by our customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty that we provide covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, in order to prevent disruption to our customers’ businesses, we incurred approximately $0.4 million of repair and replacement expenses related to this issue during the three months ended September 30, 2021. We have also made a claim to recover the costs from our third-party subcontractor who manufactures the hardware. In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of September 30, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

Change in Fair Value of Warrants and Convertible Promissory Notes

We account for our warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an input in the Black-Scholes valuation model. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in the change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss). Warrants that meet the fixed-for-fixed criteria or contain variability related to an input in the Black-Scholes valuation model are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

We elected the fair value option to account for the convertible promissory notes and embedded warrants because we believe it more accurately reflects the value of the debt in our financial statements. The principal amount of the convertible promissory notes is measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as enterprise value and the probability of expected future events.

Other Income, Net

Other income, net consists of income of $2.0 million and $2.6 million due to the forgiveness of our PPP loans in the three months ended September 30, 2022 and 2021, respectively.

Interest Expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding loans.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the three months ended September 30, 2022.

Other Financing and Financial Instrument (Costs) Income, Net

Other financing and financial instrument (costs) income, net primarily consists of expense recognized related to the issuance of shares and the transfer of warrants upon termination of a convertible note agreement and associated legal fees, offset by the remeasurement of the liability related to the unvested founder shares.

We account for the arrangement related to the unvested founder shares in accordance with ASC 815-40 as equity-linked instruments and are not indexed to the entity’s own stock and accordingly such instruments are liability classified.

(Benefit) Provision for Income Taxes

We account for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods.

We are required to evaluate whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.

We record interest and penalties related to income tax matters in income tax expense.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021
Revenue
Platform	$4,820	$4,537
Transaction	2,959	2,692
Total revenue	7,779	7,229
Cost of revenue
Platform	4,292	4,022
Transaction	2,644	2,334
Depreciation and impairment	291	466
Total cost of revenue	7,227	6,822
Gross profit	552	407
Operating expenses:
Research and development	6,388	4,001
Sales and marketing	2,399	1,174
General and administrative	5,924	1,974
Loss on infrequent product repairs	—	435
Total operating expenses	14,711	7,584
Loss from operations	(14,159)	(7,177)
Change in fair value of warrants and convertible promissory notes	59,822	(13,574)
Interest expense	(3,376)	(1,388)
Loss on early extinguishment of debt	(7,758)	—
Other financing and financial instrument (costs) income, net	(1,768)	—
Other income, net	2,028	2,630
Total other income (expense), net	48,948	(12,332)
Income (loss) before (benefit) provision for income taxes	34,789	(19,509)
Provision for income taxes	—	—
Net income (loss) and comprehensive income (loss)	$34,789	$(19,509)

Revenue

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	%
Platform	$4,820	$4,537	$283	6%
Transaction	2,959	2,692	267	10%
Total revenue	$7,779	$7,229	$550	8%

Total revenue increased 8% to $7.8 million for the three months ended September 30, 2022, as compared to $7.2 million for the three months ended September 30, 2021.

Platform revenue increased 6% to $4.8 million for the three months ended September 30, 2022, as compared to $4.5 million for the three months ended September 30, 2021. The increase was attributable to increases in certain replacement equipment.

Transaction revenue increased 10% to $3.0 million for the three months ended September 30, 2022, as compared to $2.7 million for the three months ended September 30, 2021. This is due to increases in pricing for the Company’s gaming fees.

At present, the substantial majority of our revenue is generated from our three largest customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes), which in the three months ended September 30, 2022 and 2021, generated an aggregate of approximately, 92% and 91% of our revenue, respectively. The successful renewal of our agreements with those customers is critical to our near-term results of operations and is dependent on product execution, key customer relationships, and in part, the health of the franchisees of our customers that have a predominantly franchised model. Although we experienced customer relationship cancellations with the enterprise and certain associated franchisees under our third largest customer, the most significant franchisee relationships are still in business or have renewed with us. Each of these agreements are subject to renewal in calendar year 2023.

Cost of Revenue

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	%
Platform	$4,292	$4,022	$270	7%
Transaction	2,644	2,334	310	13%
Depreciation and impairment	291	466	(175)	(38)%
Total costs of revenue	$7,227	$6,822	$405	6%

Cost of revenue increased 6% to $7.2 million for the three months ended September 30, 2022, as compared to $6.8 million for the three months ended September 30, 2021.

Our platform cost of revenue increased 7% to $4.3 million for the three months ended September 30, 2022, as compared to $4.0 million for the three months ended September 30, 2021. The $0.3 million increase was primarily attributable to increases in installation and shipping costs during the three months ended September 30, 2022, relative to the three months ended September 30, 2021.

Our transaction cost of revenue increased 13% to $2.6 million for the three months ended September 30, 2022, as compared to $2.3 million for the three months ended September 30, 2021. The $0.3 million increase was primarily attributable to increases in the revenue share owed to restaurants as a result of increases in pricing for the Company’s gaming fees and an increase in revenue at restaurants with a lower transaction revenue share to the Company.

Cost of Revenue — Depreciation and Impairment

Our depreciation and impairment cost of revenue decreased 38% to $0.3 million for the three months ended September 30, 2022, as compared to $0.5 million for the three months ended September 30, 2021. The $0.2 million decrease was primarily attributable to the return of leased tablets in fiscal year 2022, which resulted in a lower amount of tablets in use and being depreciated.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	%
Research and development	$6,388	$4,001	$2,387	60%
Sales and marketing	2,399	1,174	1,225	104%
General and administrative	5,924	1,974	3,950	200%
Loss on infrequent product repairs	—	435	(435)	(100)%
Total operating expenses	$14,711	$7,584	$7,127	94%

Operating expenses increased by 94% to $14.7 million for the three months ended September 30, 2022, as compared to $7.6 million for the three months ended September 30, 2021.

Research and Development

Research and development expenses increased 60% to $6.4 million for the three months ended September 30, 2022, as compared to $4.0 million for the three months ended September 30, 2021. The increase resulted primarily from an increase in salaries and employee benefits expense of $1.9 million.

Sales and Marketing

Sales and marketing expenses increased 104% to $2.4 million for the three months ended September 30, 2022, as compared to $1.2 million for the three months ended September 30, 2021. The increase resulted primarily from an increase in salaries and employee benefits expense of $0.7 million, and a public relations fee paid upon the completion of the Merger of $0.3 million in the three months ended September 30, 2022.

General and Administrative

General and administrative expenses increased 200% to $5.9 million for the three months ended September 30, 2022, as compared to $2.0 million for the three months ended September 30, 2021. The increase resulted primarily from an increase in stock-based compensation expense of $1.7 million, an increase in salaries and employee benefits expense of $1.0 million, and an increase in legal expense, accounting services expense and temporary services expenses of $1.1 million, $0.8 million of which are ancillary professional services fees in preparation for the Merger.

Loss on Infrequent Product Repairs

We had no loss on infrequent product repairs for the three months ended September 30, 2022, as compared to $0.4 million for the three months ended September 30, 2021, as a result of a decrease in the repair and replacement expenses related to damage caused to hardware caused by our customers’ use of extremely strong commercial disinfectant solutions to clean the hardware devices as a mandatory precaution protocol due to COVID-19 in the three months ended September 30, 2021.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Change in fair value of warrants and convertible promissory notes	$59,822	$(13,574)	$73,396	541%

In the three months ended September 30, 2022, the change in fair value of warrants and convertible promissory notes changed due to a gain of $59.8 million, as compared to a loss of $13.6 million in the three months ended September 30, 2021.

The remeasurement gain recorded during the three months ended September 30, 2022, was primarily driven by two factors. First, immediately prior to the closing of the Merger, the convertible notes and warrants were remeasured to their then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million. Second, with the close of the Merger, the Company assumed $9.4 million of warrant liabilities associated with the Private Warrants of VTAQ and issued additional warrants with a fair value of $0.8 million. At September 30, 2022, the warrants were remeasured to fair value based on the September 30, 2022 stock price, resulting in $11.6 million gain on remeasurement. The primary factor affecting the change in fair value of the warrants was the assumption of the Private Warrants, the issuance of additional warrant shares, and the decrease in the Company’s stock price during the three months ended September 30, 2022.

During the three months ended September 30, 2021, the convertible notes and embedded warrants were remeasured to a fair value of $75.2 million, reflecting the increased stock price of the then privately held entity. Such increases to the stock price were in contemplation of the anticipated Merger.

Interest Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Interest expense	$3,376	$1,388	$1,988	143%

Interest expense increased 143% to $3.4 million for the three months ended September 30, 2022, as compared to $1.4 million for the three months ended September 30, 2021. The increase was due to the Company having more interest bearing debt outstanding during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Loss on Early Extinguishment of Debt

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Loss on early extinguishment of debt	$7,758	$—	$7,758	100%

Loss on early extinguishment of debt increased 100% to $7.8 million for the three months ended September 30, 2022. The increase was due to the Company’s loss on the extinguishment of its term loans outstanding prior to the Merger during the three months ended September 30, 2022.

Other Financing and Financial Instrument (Costs) Income, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Other financing and financial instrument (costs) income, net	$1,768	$—	$1,237	100%

Other financing and financial instrument (costs) income, net increased 100% to $1.8 million for the three months ended September 30, 2022. The increase was due to the Company’s expense related to the $2.4 million of expense related to the issuance of shares and transfer of warrants upon termination of a convertible note agreement and $0.5 million of associated legal fees, partially offset by $1.2 million of income from the remeasurement of the unvested founder shares liability.

Other Income, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Other income, net	$2,028	$2,630	$(602)	(23)%

Other income, net decreased to a $2.0 million gain for the three months ended September 30, 2022, as compared to a $2.6 million gain for the three months ended September 30, 2021. The gains were due to the forgiveness of our PPP loans during the three months ended September 30, 2022 and 2021, respectively.

(Benefit) Provision for Income Taxes

(Benefit) provision for income taxes was not material in the three months ended September 30, 2022 and 2021.

Liquidity and Capital Resources

As of September 30, 2022 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $59.2 million and $3.0 million, respectively, which were held for working capital purposes.

Since inception, we have financed our operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. We have incurred recurring operating losses since our inception, including operating losses of $14.2 million and $7.2 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and June 30, 2022, we had an accumulated deficit of $166.0 million and $200.8 million and we expect to continue to generate operating losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from customers and other risks. While we received cash of $49.8 million from the completion of the Merger and net cash of $13.7 million from the issuance of the Credit Agreement and concurrent repayment of other debt obligations, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet our obligations as they come due. Our future capital requirements will depend on many factors, including the revenue growth rate, subscription renewal activity, billing frequency, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

While the Merger and concurrent debt financing improved our financial position, in the future we expect to require additional funding from either public or private financing sources. These plans for additional financings are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, however, as the plan are outside of our control, we cannot ensure they will be effectively implemented. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be materially and adversely affected. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) operating activities	$(11,156)	$(15,408)
Net cash (used in) investing activities	(1,374)	(455)
Net cash provided by financing activities	68,762	333
Net increase (decrease) in cash	$56,232	$(15,530)

Operating Activities

For the three months ended September 30, 2022, net cash used in operating activities was $11.2 million. This consisted of adjustments for non-cash charges of $48.2 million partially offset by net income of $34.8 million and net proceeds of cash from changes in operating assets and liabilities of $2.3 million. The net proceeds of cash from changes in operating assets and liabilities primarily relate to decreases in deferred costs of $3.5 million and increases in accrued liabilities of $0.5 million, partially offset by decreases in deferred revenue of $3.4 million and an increase in accounts payable of $1.7 million. The non-cash adjustments primarily relate to the change in fair value of warrants and convertible promissory notes of $48.3 million, change in fair value of our liability classified warrants of $11.6 million, forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of unvested founder shares liability of $1.2 million, partially offset by stock-based compensation expense related to the earnout shares of $0.2 million, other stock-based compensation expense of $2.2 million, share and warrant cost on termination of convertible note agreement of $2.4 million, loss on debt extinguishment of $7.8 million, and amortization of debt discount of $1.4 million.

For the three months ended September 30, 2021, net cash used in operating activities was $15.4 million. This consisted of our net loss of $19.5 million and a net use of cash from changes in operating assets and liabilities of $8.0 million, partially offset by adjustments for non-cash charges of $12.1 million. The net use of cash from changes in operating assets and liabilities primarily relate to decreases in vendor financing facility of $3.7 million, deferred revenue of $3.1 million, accounts payable of $2.4 million and accrued liabilities of $1.5 million, partially offset by decreases in deferred costs of $2.8 million. The non-cash adjustments primarily relate to changes in the fair value of convertible promissory notes of $12.1 million, change in fair value of our liability-classified warrants of $1.5 million, partially offset by forgiveness of one of our PPP loans of $2.6 million.

Investing Activities

For the three months ended September 30, 2022, cash used in investing activities was $1.4 million which primarily consisted of cash outflows for capitalized software of $1.3 million.

For the three months ended September 30, 2021, cash used in investing activities was $0.5 million which primarily consisted of cash outflows for capitalized software of $0.4 million.

Financing Activities

For the three months ended September 30, 2022, cash provided by financing activities was $68.8 million, which consisted primarily of proceeds from term loans of $60.3 million, contributions from the Merger and PIPE financing, net of transaction costs, of $49.8 million, proceeds from the issuance of common stock of $1.0 million, partially offset by repayment of term loans of $33.0 million, penalties and other costs on extinguishment of debt of $5.7 million, and principal payments of financing obligations of $0.9 million, payment of debt issuance costs of $1.1 million, and payment of deferred transactions costs of $1.7 million.

For the three months ended September 30, 2021, cash provided by financing activities was $0.3 million, which consisted primarily of proceeds from the issuance of convertible promissory notes of $0.5 million, partially offset by principal payments of financing obligations of $0.2 million.

Financing Obligations

As of September 30, 2022 and June 30, 2022, the Company’s financing obligations consisted of the following:

	As of September 30,	As of June 30,
(in thousands)	2022
Receivable financing facility	$5,803	$5,911
Equipment financing facility	1,413	2,929
Total financing obligations	7,216	8,840
Less: financing obligations, current	(7,216)	(8,840)
Total financing obligations, non-current	$—	$—

Receivable Financing Facility

On April 27, 2021, we entered into an investment arrangement in which we provide future receivables available to an outside investor to invest in exchange for an upfront payment. Through this arrangement, we obtain financing in the form of a large upfront payment, which we account for as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through payments collected from accounts receivable debtors relating to future receivables. The financing obligation is non-recourse; however, we are responsible for collections as we must first collect payments from the debtors and remit them to the investor. We recognize interest on the financed amount using the effective interest method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by the investor with the present value of the cash amounts paid by the investor to us. The receivable financing facility has a term of 5 years and the arrangement allows us and the financier to mutually agree to roll forward our borrowings as they come due.

On August 15, 2021, November 16, 2021, February 22, 2022 and May 31, 2022, and August 18, 2022, in accordance with the terms of the receivable financing facility, we rolled forward the receivable financing facility, enabling us to continue our quarterly borrowings for a minimum of twelve-months. Subject to the approval of the financier, we expect to continue rolling forward the receivable financing facility.

Equipment Financing Facility

Beginning in 2019, we entered into arrangements with third party financiers to secure payments of certain tablet purchases. Such arrangements generally have terms ranging from 3 to 5 years and interest rates ranging from 8% to 14%. We then lease the tablets monetized by the financiers to our customers through operating leases that have 4-year terms.

In fiscal year 2022, due to our liquidity position and other commitments, we postponed certain payments on certain arrangements with third party financiers, which resulted in us defaulting on said arrangements. We are seeking to remedy the matter via repayment agreements with our third party financiers. Non-payment under the arrangements permits the financiers to declare the amounts owed under the arrangement due and payable and exercise their right to secure the tablets under lease. Although we intend to repay, we have classified all of our obligations under these arrangements as short-term within financing obligations, current as of September 30, 2022 and June 30, 2022.

Debt

As of September 30, 2022 and June 30, 2022, our outstanding debt, net of debt discounts, consisted of the following:

	As of September 30,	As of June 30,
(in thousands)	2022
Convertible promissory notes	$—	$89,663
Term loans	49,424	25,443
PPP Loans	—	2,000
Total debt	49,424	117,106
Less: debt, current	—	(115,106)
Total debt, noncurrent	$49,424	$2,000

Convertible Promissory Notes

As of June 30, 2022, we had convertible notes outstanding to various investors, all of which were accounted for under the fair value option. As of June 30, 2022, the fair value of such convertible promissory notes was $89.7 million. In conjunction with the Merger, all convertible promissory notes converted into shares of common stock. Further certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2022. During the three months ended September 30, 2021, we recorded a loss on remeasurement of $12.1 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss).

Term Loans

Horizon Loan

On March 4, 2021, we entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation (“Horizon”), which provided us with $15.0 million, bears interest at prime rate plus 6.5% per annum, and has a term of 54 months from each loan funding date. The Horizon Loan payment terms require repayment of accrued interest only on the outstanding principal amount over the first 24 payment dates and an equal payment of principal plus accrued interest on the next 30 payment dates identified in the notes applicable to the loan. We pledged certain assets against the Horizon Loan. The Horizon Loan contains financial covenants that require the maintenance of an unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. On March 11, 2022, we amended the Horizon Loan to shorten the total term to 24 months with a maturity date of March 20, 2023.

In connection with the entry into the Credit Agreement, (defined below), on September 21, 2022, we repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further, $1.7 million was recorded as a loss on early extinguishment of debt on our condensed consolidated statement of operations and comprehensive income (loss).

Lago Loans

On March 11, 2022, we entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided us with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. We pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. We may prepay at any time for a fee, dependent on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. We issued 205,602 warrants to purchase common stock with the Lago Loan. Refer to Note 11 for further details.

On August 4, 2022, we received an additional tranche of term loan in the amount of $5.3 million via an amendment to the Lago Loan. Further, we issued an additional 169,310 warrants to purchase common stock with the additional tranche. We determined that the amendment with the lender should be accounted for as an extinguishment and recorded a loss on early extinguishment of debt of $6.0 million on our condensed consolidated statement of operations and comprehensive income (loss).

In connection with the entry into the Credit Agreement (defined below) on September 21, 2022, we repaid all outstanding loans by making a cash disbursement of $22.3 million, of which $17.8 million was repayment of principal and $0.1 million was payment of payable in kind interest. Further $4.4 million of cash was paid related to prepayment and other penalties.

Credit Agreement

On September 21, 2022, in connection with the consummation of the Business Combination, we entered into a Credit Agreement (the “Credit Agreement”) with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent (the “Agent”), the lenders (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Term Loans”).

The Term Loans were borrowed in full at closing. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. During the first 18 months following the closing date, we may elect to pay a portion of the accrued and unpaid interest by capitalizing the amount of such interest on a monthly basis and adding the same to the principal balance of the Term Loans, after which such capitalized interest shall accrue interest at the interest rate and otherwise constitute principal under the Term Loan (“PIK Interest”). With respect to interest accruing during the first six months after the closing date, we may elect for 100% of the interest payment to be capitalized as PIK Interest on a monthly basis. With respect to interest accruing after the six month anniversary of the closing date, but before the 18 month anniversary of the closing date, we may elect for 50% of the interest payment to be capitalized as PIK Interest on a monthly basis. The Term Loans mature on March 21, 2025.

The Term Loans may be prepaid by us; however, any voluntary or mandatory prepayment made prior to the 18 month anniversary of the closing date must be accompanied by payment of a make whole premium equal to the interest and fees that would have accrued on the aggregate principal amount of the Term Loans (including any interest that could have been capitalized as PIK Interest during such period) from the date of payment through the 18 month anniversary of the closing date. The Term Loans may not be reborrowed once repaid. We are required to pay the Agent certain upfront fees and administrative fees in connection with the Term Loans. Our obligations under the Credit Agreement are secured by substantially all of our assets.

We must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. As of September 30, 2022, we were in compliance with all applicable covenants.

In conjunction with the Credit agreement, we issued 1,500,000 warrants to purchase common stock to the Lenders. Such warrants were determined to be equity classified and we recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded.

As a condition to entering into the Credit Agreement, Ventoux Acquisition Holdings LLC and Chardan International Investments LLC, the co-sponsors of VTAQ (“the Sponsors”) agreed to transfer 600,000 shares to the Lenders to the Credit Agreement. The share transfer by the Sponsor to the Lenders to the Credit Agreement was such that the substance of the transaction was that the Sponsors made a capital contribution to us, and we then made a share-based payment to the Lenders as an incentive for the Lenders to enter into the Credit Agreement. Accordingly, we recorded the transaction as debt issuance costs discount of $2.8 million in our condensed consolidated balance sheet with an offsetting increase to additional paid-in capital for the contribution.

We incurred cash debt issuance costs of $1.0 million in conjunction with the signing of the Credit Agreement which were recorded as a debt discount.

During the three months ended September 30, 2022, we recorded PIK interest expense amounts of $0.2 million, which has been reflected as an increase to the outstanding debt balance. Further, during the three months ended September 30, 2022 we recorded interest expense associated with the amortization of debt discounts in the amount $0.1 million. Accordingly at September 30, 2022, the term loans, noncurrent balance of $49.4 million reflects $55.0 million of principal and $0.2 million PIK interest accrual, as reduced by unamortized debt issuance costs of $5.8 million.

Paycheck Protection Program Loan

In April 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan for $2.6 million through the U.S. Small Business Administration. In March 2021, a second PPP loan was obtained in the amount of $2.0 million, for a total of $4.6 million. The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. We used the funds for these expenses and applied for loan forgiveness of the PPP funds. Should the loans be forgiven, the forgiven loan balance will be recognized as income at that time. During the fiscal years ended June 30, 2022, we received forgiveness for the first PPP loan of $2.6 million and recognized as other income, net during the fiscal years ended June 30, 2022. No collateral or personal guarantees were required for the loan. These PPP loans would bear an interest rate of 1% and a maturity of two years for the first loan and five years for the second loan. We account for the loans as debt subject to the accounting guidance in ASC 470, Debt. In July 2022, we were granted forgiveness of the second loan in an amount of approximately $2.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and June 30, 2022.

Other Recent Developments

In June 2022, we received a favorable arbitrator ruling related to a matter with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses. The award has not met the criteria to be considered realizable as of September 30, 2022. As a result, we have not recognized any gain related to this settlement in our consolidated statement of operations and comprehensive income (loss).

Related Party Transactions

We have certain convertible promissory notes and embedded warrants with entities in which a member of our board of directors is an officer of the entity and has a financial interest in the entity (“affiliated entities”). As of June 30, 2022, $9.6 million of our convertible promissory notes and embedded warrants balance is due to a related party, all of which are due within 12 months. The convertible notes and embedded warrants converted into shares of common stock during the three months ended September 30, 2022. Refer to Note 7 for further details.

During the three months ended, we received an equity investment of $1,000 from an investor in exchange for 133,333 shares in the Company. Refer to Note 10 for further details. In addition, we granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 12 for further details.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Our most significant estimates and judgments are related to collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, the fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, earnout and unvested founder shares arrangements, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 1 to the audited consolidated financial statements as of and for the years ended June 30, 2022 and 2021 and the related notes contained in exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on September 27, 2022.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.

During the three months ended September 30, 2022 and 2021, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch product (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The platform revenue stream is generated from fees charged to customers for access to our Presto Touch products and is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due monthly over the term of the contract. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from our newly launched Voice and Vision products were not material during the three months ended September 30, 2022 and 2021.We also maintain arrangements with a certain customer whereby we leased the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the consolidated statements of operations and comprehensive income (loss).

Transaction Revenue

Transaction revenue consists of a single performance obligation recognized at a point in time when the content is delivered and used. Transaction revenue is recognized on a gross basis as we are the principal in the relationship and the restaurant acts as a sales agent between us and the diner to upsell premium content purchases during the dining experience. We are the principal as we are the primary obligor responsible for fulfillment, we control the gaming license and its accessibility and have influence in establishing the price charged to the diner. The portion of gaming service collections withheld by the restaurant for sales commission is recorded to transaction cost of revenue.

We determine revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer — We enter into a master sales agreement (“MSA”) with the customer which is signed by both parties. The rights and obligations are outlined in the MSA and payment terms are clearly defined. We then enter into a license agreement, typically with each franchisee, which outlines the specified goods and services to be provided. We also enter into separate gaming agreements with diners, whereby our customer agrees to pay for use of the premium content. Each MSA, in conjunction with a license agreement, and each gaming agreement, has commercial substance, whereby we are to provide products and services in exchange for payment, and collectability is probable.

2.	Identification of the performance obligations in the contract — Our contracts with customers include promises to transfer multiple services. For all arrangements with multiple services, we evaluate whether the individual services qualify as distinct performance obligations. In our assessment of whether a service is a distinct performance obligation, we determine whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires us to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance as one combined performance obligation for the Presto Touch product, and for gaming agreements, 2) premium content, or gaming. Professional services were insignificant during the three months ended September 30, 2022 and 2021.

The Presto Touch product is considered a single performance obligation because each element of the Presto Touch product is interdependent and cannot function independently. The software and hardware represent one combined output and the customer cannot benefit from the use of one element without the other.

When we enter into gaming agreements, our Presto Touch product includes the capability of providing entertainment services, designed (either on its own or through other subcontractors) and provided by us via internet, that can be purchased by diners. The games are only accessible over the internet, and upon the diner making the decision to pay for the content, the diner receives the right to access the game on the Presto Touch product. Gaming fees are usage based through the diner’s use of the device and stipulated in a separate contract with the diner. Any fees that are incurred are collected by the restaurant as part of the normal payment for the dining check from the diner and remitted back to us, net of commissions paid to the restaurant as the sales. Premium content revenue, or gaming revenue, is therefore one performance obligation.

3.	Determination of the transaction price — our MSAs stipulate the terms and conditions, and separate license agreements dictate the transaction price, and typically outlines as a price per store location or number of Presto Touch product. The transaction price is generally fixed fee, with a portion due upfront upon signing of the contract and the remainder due upon installation of the Presto Touch products. The transaction price for transaction revenue is a fixed fee charged per game. We occasionally provide consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.

4.	Allocation of the transaction price to the performance obligations in the contract — As the Presto Touch product is one combined performance obligation, no reallocation of the contract price is required. Our premium content contract is comprised of one performance obligation and does not require reallocation of the contract price.

5.	Recognition of revenue when, or as, we satisfy a performance obligation — As the customer simultaneously receives and consumes the benefits provided by us through continuous access to our SaaS platform, revenue from the Presto Touch product is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Stock-Based Compensation

We have a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and non-qualified stock options are granted to employees, investors, directors and consultants. The options and RSU’s granted vest over time with a specified service period, except for performance-based grants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards granted. The fair value of our common stock underlying the awards has historically been determined by the board of directors with input from management and third-party valuation specialists, as there was no public market for our common stock. The board of directors determines the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of common stock, transactions in our preferred or common stock, and general and industry specific economic outlook, amongst other factors. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, risk-free interest rates, the expected term of the option, expected volatility, and expected dividend yield. The fair value of each RSU is the fair value of the underlying common stock on the grant date. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. For awards with performance conditions, the related cumulative stock-based compensation expense from inception to date is recognized when it is probable that the performance condition will be achieved. We account for forfeitures as they occur.

We estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model utilizing the assumptions noted below.

●	Risk-free interest rate — The risk-free interest rate was calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we have no history of, nor plans to distribute, dividend payments.

●	Expected term — The expected term of the options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the options vesting term and the contractual expiration period, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

●	Expected volatility — The expected stock price volatility for our stock was determined by examining the historical volatilities of our industry peers as we did not have any trading history of our common stock.

●	Expected dividend yield — The dividend yield assumption is zero as we have no history of, nor plans to distribute, dividend payments.

We did not grant options during the three months ended September 30, 2022.

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. The fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. At initial recognition, the earnout shares were measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average cost method, which approximates the first-in first-out inventory method. This method is consistent and valued separately across new inventories and refurbished inventories. Inventories are comprised of finished goods (tablets) and related component parts. We purchase our inventories from a third-party manufacturer as finished goods and store the inventory partially in our own warehouse and partially at a third-party warehouse. We establish provisions for excess and obsolete inventories after an evaluation of historical sales, future demand and market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are made in the normal course of business and are charged to cost of revenue in the consolidated statements of operations and comprehensive loss. The provision for excess and obsolete inventories was immaterial for the three months ended September 30, 2022 and 2021.

Fair Value Measurements

Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets as of the reporting date.

●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

Financial instruments consist of cash equivalents, accounts receivable, accounts payable, convertible promissory notes and embedded warrants, warrant liabilities, and unvested founder shares liability. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We elected the fair value option to account for the convertible promissory notes and embedded warrants because we believe it more accurately reflects the value of the debt in the financial statements. The principal amount of the convertible promissory notes, embedded warrants and accrued interest is measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as enterprise value and management assessments of the probability of expected future events, including conversion upon next private financing of preferred stock, conversion upon next financing in a public liquidity event, conversion upon a change in control, conversion upon maturity and default. Other inputs included a discount rate of 16.5% for the principal amount of the convertible promissory notes as of June 30, 2022. Changes in the fair value of the convertible promissory notes and embedded warrants were included in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive loss.

The fair value of the unvested founder shares liability was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 76.2% and 76.0% as of the Merger date and September 30, 2022, respectively, based on the historical volatility of comparable publicly traded companies.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, we estimate future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value.

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting. Assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration transferred in a business combination, including any contingent consideration, is allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the consideration transferred over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill.

Recent Accounting Pronouncements

See the sections entitled “Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Emerging Growth Company

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both in the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, credit and inflation risks. We are not exposed to significant foreign exchange risk.

Interest Rate Sensitivity

Our cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 10% change in interest rates would not have a material impact on our current results of operations due to the short-term nature of our cash and cash equivalents. Additionally, changes to interest rates will not impact the cost of our currently outstanding borrowings. Interest rates on the Credit Agreement are fixed. Potential changes in interest rates would also not materially impact the interest expense associated with our financing obligations.

Credit Risk

We are exposed to credit risk on accounts receivable and merchant cash advance balances. A small number of customers represent significant portions of our consolidated accounts receivable and revenue. We evaluate the solvency of our customers on an ongoing basis to determine if allowances for doubtful accounts need to be recorded.

The following customers accounted for more than 10% of revenues during the following periods:

	Three Months Ended September 30,
	2022	2021
Customer A	57%	48%
Customer B	23%	26%
Customer C1	12%	17%
	92%	91%

The following customers accounted for more than 10% of accounts receivable as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2021
Customer A	39%	31%
Customer B	17%	41%
Customer C2	—%	—%
Customer D	22%	11%
	78%	83%

[1]	The decrease in revenue is attributable to the customer relationship cancellation with certain franchisees within Customer C.

[2]	Customers with a dash accounted for less than 10% of accounts receivable at period end.

We are exposed to vendor concentration risk as we supply tablets from one vendor. Our operating results could be adversely affected should the vendor increase prices or incur disruptions in its tablet supply.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you our business will not be affected in the future by inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness

We previously identified four material weaknesses, as disclosed in our S-1 registration statement, filed with the SEC on October 21, 2022. The material weaknesses as of June 30, 2022 that we have identified are listed below.

●	We did not maintain an effective control environment, including not having designed a risk assessment process and not having designed formalized internal controls, including a lack of policies supporting segregation of duties.

●	We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions. Further, we did not maintain sufficient accounting resources with appropriate technical knowledge to support our financial reporting requirements.

●	We did not design and maintain effective controls over our financial statement closing process. Specifically, we did not design and maintain effective controls over certain account analyses and account reconciliations.

●	We did not maintain internal accounting records to adequately support the reporting of certain transactions in our financial statements.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Remediation Initiatives

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plan includes the following actions:

●	Designing and implementing a risk assessment process supporting the identification of risks facing Presto.

●	Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues. Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to complying with Section 404 of the Sarbanes Oxley Act of 2002. We have recently hired additional resources and we are engaging with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation of our internal audit function.

●	Implementing controls to enable an effective and timely review of account analyses and account reconciliations.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate these material weaknesses during the year ended June 30, 2023. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described in “Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims arising in the ordinary course of business or become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Current Report on Form 8-K filed with the SEC on September 27, 2022, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1†	Merger Agreement, dated as of November 10, 2021, by and among VTAQ, Ventoux Merger Sub I, Ventoux Merger Sub II and Legacy Presto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 10, 2021).
2.2	Amendment No. 1 to Merger Agreement, dated as of April 1, 2022, by and among VTAQ, Ventoux Merger Sub I, Ventoux Merger Sub II and Presto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2022).
2.3	Amendment No. 2 to Merger Agreement, dated as of July 25, 2022, by and among VTAQ, Ventoux Merger Sub I, Ventoux Merger Sub II and Presto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 26, 2022).
3.1	Second Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2022).
3.2	Bylaws of Presto Automation Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 27, 2022).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 18, 2022	PRESTO AUTOMATION INC.

	By:	/s/ Rajat Suri
	Name:	Rajat Suri
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ashish Gupta
	Name:	Ashish Gupta
	Title:	Chief Financial Officer (Principal Financial Officer)