Form 10-Q
period 2022-12-31
Presto Automation Inc.
filed 2023-02-16
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

NOT APPLICABLE

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

As of January 31, 2023, 51,364,766 shares of Common Stock, par value $0.0001 per share were issued and outstanding.

PRESTO AUTOMATION INC.

Form 10-Q

For the Quarter Ended December 31, 2022

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, United States Securities and Exchange Commission filings, and public conference calls and webcasts.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that Presto Automation Inc. and its subsidiaries (together, the “Company” or “Presto”) believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to, the following:

●	If Presto fails to manage its growth effectively, to sustain its recent revenue growth or attract new customers, it may be unable to execute its business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
●	Presto’s limited operating history with its new AI Platform (previously Vision and Voice) products in a new and developing market makes it difficult to evaluate its current business and future prospects and may increase the risk that it will not be successful.
●	Presto has a history of generating net losses, and if it is unable to achieve adequate revenue growth while its expenses increase, it may not achieve or maintain profitability in the future.
●	The COVID-19 pandemic has adversely impacted (including as a result of global supply chain shortages that Presto expects to continue for the foreseeable future) and may continue to adversely impact Presto’s results of operations and financial condition.
●	Presto generates a significant portion of its revenue from its three largest customers, and the loss or decline in revenue from any of these customers could harm its business, results of operations, and financial condition.
●	If Presto fails to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of its platform in a manner that responds to its customers’ evolving needs, its business may be adversely affected.
●	Since Presto recognizes revenue from the sale of its products over a multi-year term, downturns or upturns in sales are not immediately reflected in full in its results of operations.
●	Presto and certain of its third-party partners, service providers, and sub processors transmit and store personal information of its customers and consumers. If the security of this information is compromised, Presto’s reputation may be harmed, and it may be exposed to liability and loss of business.
●	Presto is subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security, and noncompliance with such laws could adversely affect its business.
●	Unfavorable conditions in the restaurant industry or the global economy, including with respect to food, labor, and occupancy costs, could limit Presto’s ability to grow its business and materially impact its financial performance.

ii

●	Presto may require additional capital, which additional financing may result in restrictions on its operations or substantial dilution to its stockholders, to support the growth of its business, and this capital might not be available on acceptable terms, if at all.
●	Presto has outstanding secured debt that contains financial covenants and other restrictions on its actions that may limit its operational flexibility or otherwise adversely affect its results of operations.
●	Presto’s sales cycles can be long and unpredictable, and its sales efforts require considerable investment of time and expense.
●	Presto has identified material weaknesses in its internal control over financial reporting and, if it fails to remediate these deficiencies, it may not be able to accurately or timely report its financial condition or results of operations.
●	There is substantial doubt about our ability to continue as a going concern
●	Presto relies on a limited number of suppliers to provide part of the technology it offers. Thus, it is at risk of shortages, price increases, changes, delays or discontinuations of hardware or software providers.
●	Presto relies substantially on a select few payment processors to facilitate payments made by or to guests and customers, and if it cannot manage risks related to its relationships with its payment processors, its business, financial condition, and results of operations could be adversely affected.
●	Presto relies on computer hardware, licensed software and services rendered by third parties and the interoperability thereof in order to run its business.
●	Presto’s business is subject to a variety of U.S. laws and regulations (including with respect to payment transaction processing), many of which are unsettled and still developing, and Presto or its customers’ failure to comply with such laws and regulations could subject it to claims or otherwise adversely affect its business, financial condition, or results of operations.
●	Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on Presto’s results of operations.
●	Presto could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs its customers would have to pay for its products and adversely affect its results of operations.
●	If Presto fails to adequately protect its intellectual property rights, its competitive position could be impaired and it may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect its rights.
●	Presto may be subject to claims by third parties of intellectual property infringement.
●	Presto uses open-source software in its platform, which could negatively affect its ability to sell its services or subject it to litigation or other actions.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and par value)

	As of	As of
	December 31,	June 30
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$38,211	$3,017
Accounts receivable, net of allowance for doubtful accounts of $137 and $353 as of December 31, 2022 and June 30, 2022, respectively	2,572	1,518
Inventories	649	869
Deferred costs, current	4,780	8,443
Prepaid expenses and other current assets	2,265	707
Total current assets	48,477	14,554
Deferred costs, net of current portion	436	2,842
Investment in non-affiliate	2,000	—
Deferred transaction costs	—	5,765
Property and equipment, net	1,489	1,975
Intangible assets, net	6,942	4,226
Goodwill	1,156	1,156
Other long-term assets	674	18
Total assets	$61,174	$30,536

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,982	$5,916
Accrued liabilities	4,356	6,215
Financing obligations, current	6,786	8,840
Term loans, current	—	25,443
Convertible promissory notes and embedded warrants, current	—	89,663
Deferred revenue, current	3,533	10,532
Total current liabilities	17,657	146,609
Term loans, noncurrent	52,022	—
PPP loans	—	2,000
Warrant liabilities	2,362	4,149
Deferred revenue, net of current portion	609	237
Other long-term liabilities	748	—
Total liabilities	73,398	152,995

Commitments and Contingencies (Refer to Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of December 31, 2022 and June 30, 2022, respectively; no shares issued and outstanding as of December 31, 2022 and June 30, 2022 respectively	—	—
Common stock, $0.0001 par value–180,000,000 shares authorized as of December 31, 2022 and June 30, 2022, and 51,231,608 and 27,974,439 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	5	3
Additional paid-in capital	170,794	78,321
Accumulated deficit	(183,023)	(200,783)
Total stockholders’ deficit	(12,224)	(122,459)
Total liabilities and stockholders’ deficit	$61,174	$30,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue
Platform	$4,131	$5,134	$8,529	$9,671
Transaction	3,221	2,562	6,180	5,254
Total revenue	7,352	7,696	14,709	14,925

Cost of revenue
Platform	4,219	3,793	8,208	7,815
Transaction	2,833	2,230	5,477	4,564
Depreciation and impairment	291	461	582	927
Total cost of revenue	7,343	6,484	14,267	13,306
Gross profit	9	1,212	442	1,619

Operating expenses:
Research and development	5,112	3,805	11,381	7,806
Sales and marketing	2,227	1,651	4,626	2,825
General and administrative	6,276	2,158	12,200	4,132
Loss on infrequent product repairs	—	28	—	463
Total operating expenses	13,615	7,642	28,207	15,226
Loss from operations	(13,606)	(6,430)	(27,765)	(13,607)
Change in fair value of warrants and convertible promissory notes	(378)	(16,196)	59,444	(29,770)
Interest expense	(3,030)	(868)	(6,406)	(2,256)
Loss on extinguishment of debt and financing obligations	(337)	—	(8,095)	—
Other financing and financial instrument (costs) income, net	—	—	(1,768)	—
Other income, net	327	11	2,355	2,641
Total other income (expense), net	(3,418)	(17,053)	45,530	(29,385)
Income (loss) before provision for income taxes	(17,024)	(23,483)	17,765	(42,992)
Provision for income taxes	5	24	5	24
Net income (loss) and comprehensive income (loss)	$(17,029)	$(23,507)	$17,760	$(43,016)
Net income (loss) per share attributable to common stockholders, basic	$(0.33)	$(0.86)	$0.44	$(1.58)
Net income (loss) per share attributable to common stockholders, diluted	(0.33)	(0.86)	0.35	(1.58)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	50,998,941	27,211,309	40,475,200	27,157,425
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	50,998,941	27,211,309	50,775,172	27,157,425

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	28,343,420	$28	5,132,354	$5	$74,417	$(144,469)	$(70,019)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,980,406	(2)	30	—	—
Adjusted balance, beginning of period	—	—	27,112,760	3	74,447	(144,469)	(70,019)
Issuance of common stock upon exercise of stock options	—	—	147,864	—	58	—	58
Stock-based compensation	—	—	—	—	954	—	954
Net loss	—	—	—	—	—	(43,016)	(43,016)
Balance at December 31, 2021	—	$—	27,260,624	$3	$75,459	$(187,485)	$(112,023)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,778,182	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,974,439	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	146,823	—	60	—	60
Fair value of issued warrants on common stock	—	—	—	—	853	—	853
Issuance of common stock upon net exercise of warrants	—	—	136,681	—	—	—	—
Issuance of common stock (Note 9)	—	—	133,333	—	1,000	—	1,000
Issuance of common stock upon vesting of restricted stock units (Note 11)	—	—	488,598	—	—	—	—
Issuance of shares and transfer of warrants upon termination of convertible note agreement (Note 9)	—	—	323,968	—	2,412	—	2,412
Conversion of convertible notes into common stock (Note 7)	—	—	8,147,938	1	41,391	—	41,392
Warrants issued with Credit Agreement (Note 7)	—	—	—	—	2,076	—	2,076
Reclassification of liability classified warrants to equity (Note 10)	—	—	—	—	830	—	830
Contribution by shareholder in conjunction with Credit Agreement (Note 7)	—	—	—	—	2,779	—	2,779
Earnout shares stock-based compensation (Note 1)	—	—	—	—	1,874	—	1,874
Merger and PIPE Financing (Note 1)	—	—	13,879,828	1	35,737	—	35,738
Stock-based compensation (Note 11)	—	—	—	—	3,461	—	3,461
Net income	—	—	—	—	—	17,760	17,760
Balance at December 31, 2022	—	$—	51,231,608	$5	$170,794	$(183,023)	$(12,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2021	28,343,420	$28	5,211,270	5	74,922	(163,978)	(89,023)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,980,406	(2)	30	—	—
Adjusted balance, beginning of period	—	—	27,191,676	3	74,952	(163,978)	(89,023)
Issuance of common stock upon exercise of stock options	—	—	68,948	—	38	—	38
Stock-based compensation	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	(23,507)	(23,507)
Balance at December 31, 2021	—	$—	27,260,624	$3	$75,459	$(187,485)	$(112,023)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2022	—	$—	51,039,859	$5	$167,156	$(165,994)	$1,167
Issuance of common stock upon exercise of stock options	—	—	103,111	—	24	—	24
Fair value of issued warrants on common stock	—	—	—	—	853	—	853
Issuance of common stock upon vesting of restricted stock units (Note 11)	—	—	88,638	—	—	—	—
Earnout shares stock-based compensation (Note 1)	—	—	—	—	1,696	—	1,696
Stock-based compensation (Note 11)	—	—	—	—	1,065	—	1,065
Net income	—	—	—	—	—	(17,029)	(17,029)
Balance at December 31, 2022	—	$—	51,231,608	$5	$170,794	$(183,023)	$(12,224)

The accompanying notes are an integral part of these condensed consolidated financial statement

a

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$17,760	$(43,016)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	845	1,053
Stock-based compensation	3,002	954
Earnout share stock-based compensation	1,874	—
Contra-revenue associated with warrant agreement (Refer to Note 2)	615	—
Noncash expense attributable to fair value liabilities assumed in Merger	34	—
Change in fair value of liability classified warrants	(11,188)	2,768
Change in fair value of warrants and convertible promissory notes	(48,271)	26,909
Amortization of debt discount and debt issuance costs	1,884	175
Loss on extinguishment of debt and financing obligations	8,095	—
Paid-in-kind interest expense	2,366	—
Share and warrant cost on termination of convertible note agreement	2,412	—
Forgiveness of PPP Loan	(2,000)	(2,599)
Change in fair value of unvested founder shares liability	(1,160)	—
Noncash lease expense	168	—
Loss on disposal off property and equipment	14	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,054)	(459)
Inventories	219	(321)
Deferred costs	6,308	5,958
Prepaid expenses and other current assets	(1,155)	599
Other long-term assets	—	(83)
Accounts payable	1,388	(4,777)
Vendor financing facility	—	(6,792)
Accrued liabilities	(2,090)	(2,656)
Deferred revenue	(6,627)	(7,305)
Other long-term liabilities	—	(699)
Net cash used in operating activities	(26,561)	(30,291)
Cash Flows from Investing Activities
Purchase of property and equipment	(171)	(109)
Payments relating to capitalized software	(2,459)	(787)
Investment in non-affiliate	(2,000)	—
Net cash used in investing activities	(4,630)	(896)
Cash Flows from Financing Activities
Proceeds from the exercise of common stock options	60	58
Proceeds from the issuance of term loans	60,250	—
Payment of debt issuance costs	(1,094)	—
Repayment of term loans	(32,980)	—
Payment of penalties and other costs on extinguishment of debt	(6,144)	—
Proceeds from issuance of convertible promissory notes and embedded warrants	—	500
Proceeds from issuance of financing obligations	—	439
Principal payments of financing obligations	(2,657)	(978)
Proceeds from the issuance of common stock	1,000	—
Contributions from Merger and PIPE financing, net of transaction costs and other payments	49,840	—
Payments of deferred transaction costs	(1,890)	(105)
Net cash provided (used in) by financing activities	66,385	(86)

Net increase (decrease) in cash and cash equivalents	35,194	(31,273)
Cash and cash equivalents at beginning of period	3,017	36,909
Cash and cash equivalents at end of period	$38,211	$5,636
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$459	$9
Issuance of warrants (Refer to Note 2)	853	—
Capital contribution from shareholder in conjunction with Credit Agreement	2,779	—
Issuance of warrants in conjunction with Credit Agreement	2,076	—
Issuance of warrants in conjunction with Lago Term Loan	843	—
Convertible note conversion to common stock	41,392	—
Reclassification of warrants from liabilities to equity	830	—
Recognition of liability classified warrants upon Merger	9,388	—
Recognition of Unvested Founder Shares liability	1,588	—
Forgiveness of PPP Loan	(2,000)	(2,599)
Transaction costs recorded in accounts payable and accrued liabilities	—	3,720
Right of use asset in exchange for operating lease liability	308	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Summary of Business and Significant Accounting Policies

Description of Business

Presto Automation Inc. and its subsidiaries (together, “Presto” or the “Company”) is headquartered in San Carlos, California. Prior to the Merger (as defined below), the Company operated as E la Carte, Inc. (“Legacy Presto”). E la Carte, Inc. was incorporated in the State of Delaware in October 2008. In 2018, E la Carte, Inc. together with its subsidiary adopted “Presto” as its trade name or doing business as (“dba”) name. In February 2019, the Company formed Presto Technology, Inc. as a wholly owned subsidiary located in Ontario, Canada.

Merger with Ventoux CCM Acquisition Corp.

On September 21, 2022, Ventoux CCM Acquisition Corp. (“Ventoux” or “VTAQ”) and its subsidiaries, then a special purpose acquisition corporation, acquired Legacy Presto via a series of mergers, whereby Legacy Presto became a limited liability company and a wholly owned subsidiary of Ventoux (the “Merger”). Upon completion of the Merger, Ventoux CCM Acquisition Corp. was renamed Presto Automation Inc. Prior to the Merger, Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC were the co-sponsors of Ventoux (together the “Sponsors”) and with the close of the Merger remained significant shareholders in the Company.

Trust Proceeds and PIPE investment

Following the closing of the Ventoux’s initial public offering on December 30, 2020, $151,500 was placed in a trust account, (the “Trust”), for which various redemptions of amounts in the Trust were made up until the date of the Merger. On the closing date of the Merger, $9,498 of unredeemed funds were released to Ventoux from the Trust.

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

Upon consummation of the Merger, Presto received approximately $49,840 from the Trust and PIPE, net of transaction costs and other payments as set forth as follows:

Net Cash
Cash—Ventoux Trust and working capital cash	$9,584
Cash—PIPE investment	55,400
Less: transaction costs and other payments(1)	(15,144)
Total	$49,840
(1)	Amount reflects (1) the repayment of $1,925 of Ventoux related party loans utilizing proceeds from Trust, (2) the payment of $7,771 in Ventoux transaction costs related to the Merger, (3) the payment of $4,874 in Legacy Presto transaction costs related to the Merger and (4) the payment of certain other costs not directly related to the Merger in the amount of $499. Legacy Presto also incurred $2,090 in transaction costs which were paid via the issuance of 260,000 Company shares. Further in conjunction with the Merger, Legacy Presto incurred $3,247 in transaction costs which were either paid prior to or after the Merger. As of December 31, 2022, all of the transaction costs incurred by Legacy Presto are paid. Accordingly, in total Legacy Presto incurred transaction costs of $10,431.

Legacy Presto Convertible Promissory Notes and Equity and the Exchange

Immediately prior to the closing of the Merger, all convertible promissory notes were converted into Legacy Presto common stock, all shares of outstanding redeemable convertible preferred stock of Legacy Presto were automatically converted into shares of Legacy Presto common stock, and all outstanding warrants for Legacy Presto shares were either exercised or exchanged into warrants of common stock of Presto. Upon the consummation of the Merger, each share of Legacy Presto common stock issued and outstanding was canceled and converted into the right to receive 0.8099 shares (the “Exchange Ratio”) of common stock of Ventoux. Further the outstanding equity awards (including warrant, stock option and RSU holders) of Legacy Presto were canceled and converted using the Exchange Ratio with the holders receiving equivalent outstanding equity awards (including warrant, stock option and RSU holders) in the Company.

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

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. The fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. The earnout shares are measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP. The grant date fair value of each earnout share was $3.17. Of the 15,000,000 earn-out shares, 4,771,116 earnout shares were given to common stock, option and RSU holders that are held by current employees and directors are accounted for under ASC 718. During the period from the date of the Merger through December 31, 2022, the Company recorded stock-based compensation expense associated with earnouts in the amount of $1,874 to equity award holders who held awards associated with the Company’s equity incentive plan and to common stock holders held by current employees and directors, of which $1,267, $455, and $152 are recorded within general and administrative, research and development and sales and marketing expenses, respectively, on the condensed consolidated statement of operations and comprehensive income (loss). During the three months ended December 31, 2022, the Company recorded stock-based compensation expense associated with earnouts, to the same equity award holders as above, in the amount of $1,696, of which $1,135, $423, and $138 are recorded within general and administrative, research and development and sales and marketing expenses, respectively, on the condensed consolidated statement of operations and comprehensive income (loss).

As of December 31, 2022, unrecognized stock-based compensation expense is $12,221 which is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized stock-based compensation expense for awards with a performance-based vesting condition that was not deemed probable to occur as of December 31, 2022 is $1,024 which is expected to time-vest over a remaining weighted-average period of 4.5 years, subject to the performance-based vesting condition being satisfied or deemed probable, at which point the Company will recognize a cumulative adjustment for the service condition satisfied at such point. As of December 31, 2022, 79,837 earnout shares held by current employees and directors were forfeited. The Earnout shares given to common stockholders not held by current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on its condensed consolidated balance sheet. As of December 31, 2022, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

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

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60 trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable unvested founder shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any unvested founder shares shall automatically vest. As of December 31, 2022, all of the unvested founder shares remain unvested as the vesting conditions have not been achieved.

The Company has concluded that the unvested founder shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly, such financial instruments are classified as liabilities. With the closing of the Merger, the Company recorded $1,588 within other long-term liabilities. During the period from the closing of the Merger until December 31, 2022 and the three months ended December 31, 2022, the Company recorded a gain on remeasurement of $1,160 and a loss on remeasurement of $15, respectively, which are included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss).

Upon the closing of the Merger, Ventoux’s certificate of incorporation was amended and restated to, among other things, change its name from Ventoux CCM Acquisition Corp. to Presto Automation Inc., increase the total number of authorized shares of all classes of capital stock to 181,500,000 shares, of which 180,000,000 shares are designated as common stock, $0.0001 par value per share; and 1,500,000 shares designated preferred stock, $0.0001 par value per share. Immediately following the closing of the Merger, there were 50,639,837 shares of the Company’s common stock issued and outstanding and warrants to purchase 18,415,453 shares of the Company’s common stock outstanding.

The Merger is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under the guidance in ASC 805, Business Combinations, Ventoux was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to Ventoux, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Presto issuing stock for the net assets of Ventoux, accompanied by a recapitalization. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Presto and its wholly owned subsidiaries as if Legacy Presto is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger (0.8099 shares of Company common stock for every one share of Legacy Presto common stock).

Total net liabilities of Ventoux assumed by the Company was $9,768, which is inclusive of a liability for the private warrants of $9,389 but excludes the $55,400 in PIPE proceeds raised by Ventoux immediately prior to the Merger. The remaining net liabilities assumed from Ventoux were immaterial to the Company.

Cyborg Ops

As a consequence to the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps became due and payable resulting in an expense of $1,946, of which $1,878 and $68 has been recorded within research and development and sales and marketing, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2022, and its results of operations for the three and six months ended December 31, 2022 and 2021 and cash flows for the six months ended December 31, 2022, and 2021. The results for the three and six months ended December 31, 2022 and 2021, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with the Legacy Presto’s financial statements and related notes for the fiscal year ended June 30, 2022 included as Exhibit 99.1 of the Current Report on Form 8-K as filed with the SEC on December 16, 2022, where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. The unaudited condensed consolidated balance sheet as of June 30, 2022, has been derived from the Company’s audited financial statements.

Revision of Prior Financial Statements

For the three months ended September 30, 2022, platform revenue was overstated by $422 and platform cost of revenue was overstated by $422 as the Company recognized revenue generated from Customer D (refer to Concentration of Risks, Significant Customers and Investments section below) using the AI Platform on a gross basis in its condensed consolidated statement of operations. For the three and six months ended December 31, 2022, the Company determined revenue recognized from Customer D should be recognized on a net basis as the Company is the agent in this relationship between its hardware and software vendor and the customer (refer to Note 2) and accordingly, has reclassified the amounts recorded during the three months ended September 30, 2022 to correct this immaterial error in presentation. Further, certain costs incurred of $119 related to a vendor servicing the Company’s contract with Customer D were inappropriately recognized in research and development expense for the three months ended September 30, 2022.

Accordingly, the Company has reclassified the amounts recorded in research and development expense to platform cost of sales to correct this immaterial error in presentation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses, and disclosures. Accordingly, actual amounts could differ from those estimates, and those differences could be material.

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

Impact of COVID-19

The Company was and is subject to risks and uncertainties because of the outbreak of COVID-19, declared to be a pandemic in March 2020. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic.

Over the course of the pandemic, certain of these restrictions have been relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged. The degree and duration of restriction varied by individual geographic area. The extent of the continuing impact of the COVID-19 pandemic on the Company’s business remains highly uncertain and difficult to predict, as the operating status of restaurants remains fluid and subject to change as government authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines in their respective jurisdictions. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which resulted in a global economic recession.

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

In the three and six months ended December 31, 2021, the volume of repair charges the Company experienced was higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices. To prevent disruption to customers’ businesses, the Company incurred losses on infrequent customer repairs of $28 and $463 for the three and six months ended December 31, 2021, respectively, for this issue. The Company has an outstanding claim to recover the costs from its third-party subcontractor who manufactures the hardware, for which the Company received a favorable arbitrator ruling in June 2022. Refer to Note 8 for further details.

The severity of the continued impact of the COVID-19 pandemic or similar pandemics in the future on the Company’s business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing, and extent of customer re-engagement with its brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be impacted adversely by future dine-in restrictions and the failure of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by it and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company’s financial condition , liquidity, or results of operations remains highly uncertain.

Liquidity and Capital Resources

As of December 31, 2022 and June 30, 2022, the Company’s principal sources of liquidity were cash and cash equivalents of $38,211 and $3,017, respectively, which were held for working capital purposes.

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. The Company has incurred recurring operating losses since its inception, including operating losses of $27,765 and $13,607 for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and June 30, 2022, respectively, the Company had an accumulated deficit of $183,023 and $200,783 and the Company expects to generate operating and net losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from customers. While the Company received net cash of $49,840 from the completion of the Merger and raised net cash proceeds of $13,730 from the issuance of new debt and payment of certain legacy debt obligations, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet the Company’s obligations as they come due. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, subscription renewal activity, billing frequency, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

The Company intends to secure additional fundings from either public or private financing sources, and these plans for additional financings are intended to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital when desired, its business, results of operations, and financial condition would be materially and adversely affected. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Concentrations of Risks, Significant Customers and Investments

The Company’s financial instruments are exposed to concentrations of credit risk and consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings.

The following three largest restaurant logos (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Customer A	60%	49%	60%	52%
Customer B	22%	24%	23%	25%
Customer C1	14%	16%	14%	17%
	96%	89%	97%	94%

1The decrease in revenue is attributable to the customer relationship cancellation with certain franchisees within Customer C.

The following restaurant logos accounted for more than 10% of accounts receivable:

	As of December 31,	As of June 30,
	2022	2022
Customer A	33%	31%
Customer B	14%	41%
Customer C1	15%	—%
Customer D	25%	11%
	87%	83%

1Customers with a dash accounted for less than 10% of accounts receivable at period end.

The Company is exposed to vendor concentration risk as it supplies tablets from one vendor and currently sources its hardware and software used in the AI Platform from one vendor. The Company’s operating results could be adversely affected should any of the following occur: the vendor used to supply tablets increases their prices or either vendor incurs disruptions in its supply of goods or services.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Co-CODMs are the Chief Executive Officer and the Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment. The Company had interest income of $299 and $309 for the three and six months ended December 31, 2022. The Company had no interest income during the three and six months ended December 31, 2021.

The Company has operations in the United States and Canada. The Company earns primarily all of its revenue in the United States and all of its long-lived assets are held in the United States.

Investment in non-affiliate

Investments in non-affiliates include equity security investments in third party entities without a readily determinable fair value in which the Company’s influence is deemed non-significant. Investments in non-affiliates are recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or observable price changes. Any impairments or observable price changes are reported in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

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

Revenue Recognition

During the three and six months ended December 31, 2022 and 2021, the Company derived its revenues from two revenue streams: (1) sales and leases of the Presto Touch and AI Platform products (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The platform revenue stream is generated from fees charged to customers for access to the Company’s Presto Touch, which is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due when the customer goes live. The contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from the AI Platform (previously Voice and Vision) was not material for the three and six months ended December 31, 2022 and 2021. Such revenue generated from the AI Platform is inclusive of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of an AI Platform customer of $409 and $615 for the three and six months ended December 31, 2022, respectively. For further details of the terms of the warrant, refer to Note 10.

The Company also maintains arrangements with certain customers whereby the Company leases the Presto Touch to its customer. Revenue associated with the lease is recognized on a straight-line basis as platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive loss.

Transaction Revenue

Transaction revenue consists of a single performance obligation recognized at a point in time when the content is delivered and used. Transaction revenue is recognized on a gross basis as the Company is the principal in the relationship and the restaurant acts as a sales agent between the Company and the diner to upsell premium content purchases during the dining experience. The Company is the principal as the Company is the primary obligor responsible for fulfillment, the Company controls the gaming license and its accessibility and has influence in establishing the price charged to the diner. The portion of gaming service collections withheld by the restaurant for sales commission are recorded to transaction cost of revenues.

The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer — the Company enters into a master sales agreement (“MSA”) with the customer which is signed by both parties. The rights and obligations are outlined in the MSA and payment terms are clearly defined. The Company then enters into a license agreement, typically with each franchisee, which outlines the specified goods and services to be provided. The Company may also enter into separate gaming agreements with diners, whereby the customer agrees to pay for use of the premium content. Each MSA, in conjunction with a license agreement, and each gaming agreement, has commercial substance, whereby the Company is to provide products and services in exchange for payment, and collectability is probable.

2.	Identification of the performance obligations in the contract — The Company’s contracts with customers include promises to transfer multiple goods and services. For all arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In the Company’s assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

The Company identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, software-as-a-service (“Saas”) and maintenance as one combined performance obligation (“Presto Touch”) and for gaming agreements, 2) premium content, or gaming. Professional services were insignificant during the three and six months ended December 31, 2022 and 2021.

The Presto Touch is considered a single performance obligation because each element of the Presto Touch is interdependent and cannot function independently. The software and hardware for the Presto Touch represent one combined output and the customer cannot benefit from the use of one element without the other.

When the Company enters into gaming agreements, the Company’s Presto Touch includes the capability of providing entertainment services, designed (either on its own or through other subcontractors) and provided by the Company via internet, that can be purchased by diners. The games are only accessible over the internet, and upon the diner making the decision to pay for the content, the diner receives the right to access the game on the Presto Touch. Gaming fees are usage based through the diner’s use of the device and stipulated in a separate contract with the diner. Any fees that are incurred are collected by the restaurant as part of the normal payment for the dining check from the diner and remitted back to the Company, net of commissions paid to the restaurant as the sales agent. Premium content revenue, or gaming revenue, is therefore one performance obligation.

3.	Determination of the transaction price — the Company’s MSAs stipulate the terms and conditions, and separate license agreements dictate the transaction price, and typically outlines as a price per store location or price per number of Presto Touches used. The transaction price is generally a fixed fee, with a portion due upfront upon signing of the contract and the remainder due upon installation of the Presto Touch. The transaction price for transaction revenue is a fixed fee charged per game. The Company occasionally provides consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.

4.	Allocation of the transaction price to the performance obligations in the contract — As the Presto Touch is one combined performance obligation, no reallocation of the contract price is required. The Company’s premium content contract is comprised of one performance obligation and does not require reallocation of the contract price.

5.	Recognition of revenue when, or as, the Company satisfies a performance obligation — As the customer simultaneously receives and consumes the benefits provided by the Company through continuous access to its SaaS platform, revenue from the Presto Touch is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Net Income (Loss) Per Share

The Company computes net income (loss) per share, or earnings per share (“EPS”), following ASC Topic 260, Earnings per Share. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Topic 842 which generally requires companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. The Company adopted the standard as of July 1, 2022, using the modified retrospective approach and has elected to use the optional transition method which allows the Company to apply the guidance of ASC Topic 840, Leases, including disclosure requirements, in the comparative periods presented. The Company elected certain practical expedients, including the option not to apply lease recognition for short-term leases; an election to not separate lease from non-lease components; and a package of practical expedients such that, upon the initial adoption of Topic 842, the Company did not reassess whether expired or existing contracts contain leases, nor did the Company reassess the lease classification for expired or existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets.

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

In August 2020, the FASB issued ASU 2020 06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. The standard also simplifies guidance in Topic 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity and revises the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments. The standard is effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s condensed consolidated financial statements.

In March 2020 with an update in January 2021, the FASB issued ASU 2020 04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021 01, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. The Company is currently evaluating its contracts that reference LIBOR and the potential effects of adopting this new guidance but does not expect this standard to have a material effect. The Company does not intend to adopt the standard early

2. Revenue

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances, in the condensed consolidated balance sheets was $704 and $516 as of December 31, 2022 and June 30, 2022, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following 12-month period.

The following table summarizes the activity in deferred revenue:

Deferred
Revenue
Balance as of June 30, 2021	$25,623
Additions	753
Revenue recognized	(8,057)
Balance as of December 31, 2021	$18,319

Deferred
Revenue
Balance as of June 30, 2022	$10,769
Additions	1,348
Revenue recognized	(7,975)
Balance as of December 31, 2022	$4,142

As of December 31, 2022, approximately $4,450 of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $3,841 of these remaining performance obligations over the next 12 months with the balance recognized thereafter.

On July 29, 2019, the Company entered into an arrangement with Customer A whereby it agreed to provide a $5,000 marketing development payment once the roll out phase was completed, which occurred on June 4, 2020, with the payment coming due on July 4, 2020. This payment is treated as an offset to revenue recognized under the contract over 4 years and interest accrues on the unpaid balance at a rate of 12% per annum. The payment due on July 4, 2020 was not paid by the Company. As of December 31, 2022 and June 30, 2022, the Company had incurred $0 and $170 of accrued interest expense, respectively.

On September 29, 2021, the Company entered into a settlement agreement with Customer A regarding the payment of a $5,000 marketing development payment and related accrued interest to be made to the customer and $2,000 in handheld services to be provided to the customer under a previous contract. Through the settlement agreement, the Company agreed to provide certain alternative installation and replacement services with a value of $2,000 and cover expenses on behalf of the customer related to a liquid ingress issue resulting from COVID-19 of $3,333. The liquid ingress issue was a result of the Company’s devices failure primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. In return, the customer agreed to reduce the payment to be made from $5,000 to $3,200, waive the related accrued interest of $805 and no longer request a refund on a $2,000 payment it had previously made for handheld services. Of the amounts, $2,879 was accounted for as contra-loss on infrequent product repairs, $2,434 as a reduction to accounts payable for the principal and accrued interest owed, $274 as a reduction to deferred revenue, and $171 as prepaid interest as of and for the fiscal year ended June 30, 2021. Subsequently, $171 interest expense was recognized against the prepaid interest balance, $3,200 was recognized as a reduction to accounts payable for the payment of the outstanding marketing development amount in October 2021. Revenue relating to the installation and replacement services provided as a part of the contract modification was $99 and $351 for the three and six months ended December 31, 2022, respectively, and $322 and $354 was recognized as revenue relating to the installation and replacement services provided as part of the contract modification for the three and six months ended December 31, 2021. The Company will continue to offset revenue recognized based on the original $5,000 marketing development fund.

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 10 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and will be recorded as contra-revenue. Contra-revenue recognized related to the warrant was $409 and $615 for the three and six months ended December 31, 2022, respectively. There was no contra-revenue recognized during the three or six months ended December 31, 2021.

AI Platform

The Company remits a share of the gross billings from its arrangement with Customer D to its hardware and software vendor. The Company determined it is the agent in the relationship as it does not control the AI Platform hardware, software, and certain services, and is not primarily responsible for fulfilling the promise to Customer D.

The revenue share paid to the Company’s hardware and software vendor under the Company’s AI Platform revenue share agreement ranged from 64% - 68% of the gross billings to the customer for the three and six months ended December 31, 2022.

Transaction Revenue

The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 83% - 90% and 83% - 92% of premium content revenue by customer logo for the three and six months ended December 31, 2022, respectively, while the commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 81% - 90% and 79% - 96% of premium content revenue by customer logo for the three and six months ended December 31, 2021, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during three and six months ended December 31, 2022 and 2021.

For the three and six months ended December 31, 2022, $435 and $835 of revenue was from leasing arrangements, respectively, while for the three and six months ended December 31, 2021, $619 and $1,252 of revenue was from leasing arrangements, respectively.

3. Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$33,341	$—	$—	$33,341
Total financial assets	$33,341	$—	$—	$33,341

Financial liabilities:
Unvested founder shares liability	$—	$—	$428	428
Warrant liabilities	—	—	2,362	2,362
Total financial liabilities	$—	$—	$2,790	$2,790

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible promissory notes and embedded warrants	$—	$—	$89,663	$89,663
Warrant liabilities	—	—	4,149	4,149
Total financial liabilities	$—	$—	$93,812	$93,812

Valuation Assumptions Related to Unvested Founder Share Liability

The fair value of the unvested founder shares liability was determined by the Company using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock based on the historical volatility of comparable publicly traded companies and the risk-free rate.

The Company estimated the fair value of the unvested founder share liability using the following weighted average assumptions:

	As of December 31, 2022	As of Merger Date
Expected volatility	73.3%	76.2%
Expected term (in years)	4.7	5.0
Risk-free interest rate	3.9%	3.7%

Valuation Assumptions and Other Information Related to Convertible Promissory Notes and Embedded Warrants

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

The Company estimated the fair value of the convertible promissory notes, embedded warrants and accrued interest using the following weighted average assumptions:

	As of June 30, 2022
	Next	Next	Change in	Maturity
	Financing - Private	Financing - Public	Control	Date	Default
Probability of conversion	10.0%	80.0%	5.0%	5.0%	—
Expected term (in years)	0.3	0.2	0.2	0.3	—
Discount rate	16.5%	16.5%	16.5%	—%	—

The following table sets forth a summary of the difference between the carrying amount and the fair value of Level 3 convertible promissory notes and embedded warrants for which the fair value option was elected:

	As of June 30, 2022
	Carrying	Amount
	Amount	Charged to Earnings	Fair Value
Convertible promissory notes and embedded warrants	$51,816	$37,847	$89,663
Total	$51,816	$37,847	$89,663

The Company had no outstanding convertible promissory notes and embedded warrants as of December 31, 2022.

Valuation Assumptions Related to Warrants

The fair value of the warrant liabilities are determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	December 31,	June 30,
	2022	2022
Risk-free interest rate	4.03%	3.00%
Expected term (in years)	5.09	5.93
Expected volatility	61.74%	65.72%
Expected dividend yield	—	—
Exercise price	$10.40	$7.48

Level 3 Rollforward

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities:

	Convertible
	Promissory		Unvested
	Notes and		Founder
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2021	$62,581	$1,434	$—
Issuance of convertible promissory notes	500	—	—
Change in fair value	26,909	2,768	—
Balance at December 31, 2021	$89,990	$4,202	$—

	Convertible
	Promissory		Unvested
	Notes and		Founder
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2022	$89,663	$4,149	$—
Reclassification of liability classified warrants to equity	—	(830)	—
Issuance of warrants	—	843	—
Recognition of warrants and unvested founder shares liabilities assumed upon Merger	—	9,388	1,588
Change in fair value	(48,271)	(11,188)	(1,160)
Conversion of warrant liabilities and convertible promissory notes	(41,392)	—	—
Balance at December 31, 2022	$—	$2,362	$428

For the Company’s investments without readily determinable fair values, the investment is adjusted if any impairments or observable price changes are identified, which is considered fair value.

The Company measures certain non-financial assets and liabilities, including property and equipment, intangible assets, and inventory, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of property and equipment, intangible assets and inventory.

4. Consolidated Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of	As of
	December 31,	June 30,
	2022	2022
Finished goods	$649	$869
Total inventories	$649	$869

Investments in Non-Affiliates

In December 2022, the Company entered into a simple agreement for future equity (SAFE) with a non-affiliated entity, with the Company making a $2,000 investment in such entity.  The non-affiliated entity is a closely held early stage technology company, focused on the research and development of voice-related AI products, which to date has been financed through equity and other SAFE investments. The Company’s investment was made to provide further financing to the non-affiliated entity’s research and development efforts. The investment does not provide for the voluntary right to redeem or automatic redemption on a stated date, nor does the Company have the right to voluntarily convert. Rather under a defined next financing, liquidity event, or dissolution conditions of the non-affiliated entity, the investment will either be converted into a future series of preferred stock of the issuer or may be redeemed for cash.

The Company has determined that the Company’s investment in the non-affiliate is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee.  Further, the Company has determined that the Company’s investment in the non-affiliated entity represents an interest in a variable interest entity (“VIE”), for which the Company has determined it is not the primary beneficiary of such non-affiliated entity. Based on the Company’s knowledge and interaction with the non-affiliated entity, in the Company’s judgment, the activities that most significantly impact the non-affiliated entity’s economic performance are those related to the governance and management decisions regarding operations risk.  The Company has determined that it does not have the power to direct such activities, because it has no participation on the board of directors of the VIE or through other ways to influence such activities.  Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. During the period ended December 31, 2022, no impairments or observable price changes were identified or recorded. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of	As of
	December 31,	June 30,
	2022	2022
Tablets	$5,726	$5,663
Computer equipment	604	519
Software	4	562
Total property and equipment	6,334	6,744
Less: accumulated depreciation	(4,845)	(4,769)
Property and equipment, net	$1,489	$1,975

Depreciation expense was $324 and $642 for the three and six months ended December 31, 2022, respectively, and $498 and $1,004 for the three and six months ended December 31, 2021, respectively.

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of	As of
	December 31,	June 30,
	2022	2022
Capitalized software	$5,993	$3,135
Developed technology	1,300	1,300
Domain name	151	151
Intangible assets, gross	7,444	4,586
Less: accumulated amortization	(502)	(360)
Intangible assets, net	$6,942	$4,226

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $88 and $203 for the three and six months ended December 31, 2022, respectively, and was $20 and $50 for the three and six months ended December 31, 2021, respectively. Within capitalized software as of December 31, 2022 and June 30, 2022, $5,673 and $2,786 are in-process capitalized software costs and accordingly, the amortization of such costs are excluded from the table below.

Total future amortization expense for intangible assets was estimated as follows:

Remainder of 2023	$175
2024	350
2025	350
2026	323
2027	14
Thereafter	57
Total	$1,269

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of	As of
	December 31,	June 30,
	2022	2022
Accrued expenses	$1,156	$2,176
Accrued vacation	943	874
Accrued payroll	670	1,686
Operating lease liability, current	345	—
Accrued interest	222	402
Accrued repair cost (Refer to Note 8)	194	724
Accrued sales tax	112	86
Accrued other	714	267
Total accrued liabilities	$4,356	$6,215

I

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of	As of
	December 31,	June 30,
	2022	2022
Unvested founder shares liability	$428	$—
Operating lease liability, net of current portion	320	—
Total other long-term liabilities	$748	$—

5. Leases

As of December 31, 2022, the Company recorded a right of use asset of $656 within other long-term assets on the condensed consolidated balance sheet. As of December 31, 2022, the Company also recorded operating lease liabilities of $665, of which $345 and $320 were included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. The Company adopted ASC 842 on July 1, 2022, and accordingly, no amounts were recorded for right of use assets or operating lease liabilities as of June 30, 2022. Refer to Note 1 for further details.

For the three and six months ended December 31, 2022, the Company recorded operating lease costs of $119 and $215, respectively. The operating lease costs for the three and six months ended December 31, 2022 included variable operating lease costs of $35 and $50, respectively.

Supplemental information related to the Company’s operating lease was as follows for the six months ended December 31, 2022:

Operating cash flows used for operating lease	$213
Operating lease liability arising from obtaining ROU asset (1)	$665
Weighted average remaining lease term	1.8	years
Weighted average discount rate	15%
(1)

Amount includes $516 related to the adoption of ASC 842 for existing operating leases on July 1, 2022, and $308 related to the Company entering into a new non-cancelable operating lease agreement during the six months ending December 31, 2022.

Future minimum lease payments under the Company’s non-cancelable operating leases with an initial lease term in excess of one year subsequent to December 31, 2022 are as follows:

As of December 31,
2022
Remainder of 2023	$218
2024	404
2025	143
Gross lease payments	765
Less: imputed interest	(100)
Present value of net future minimum lease payments	$665

Under the previous lease accounting standard ASC 840, Leases, the aggregate future minimum lease payments under the Company’s non-cancelable operating lease, as of June 30, 2022, was as follows:

As of June 30,
2022
2023	$273
2024	218
2025	127
Total	$618

Rent expense for the three and six months ended December 31, 2021 was $92 and $200, respectively.

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of December 31,	As of June 30,
	2022	2022
Receivable financing facility	$4,628	$5,911
Equipment financing facility	2,158	2,929
Total financing obligations	6,786	8,840
Less: financing obligations, current	(6,786)	(8,840)
Total financing obligations, noncurrent	$—	$—

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

On August 15, 2021, November 16, 2021, February 22, 2022, May 31, 2022, and August 18, 2022, in accordance with the terms of the receivable financing facility, the Company rolled forward the receivable financing facility, enabling the Company to continue its quarterly borrowings for a minimum of a rolling twelve-months. Subject to the approval of the financier, the Company may continue rolling forward the receivable financing facility.

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

In fiscal year 2022 and during the six months ended December 31, 2022, due to the Company’s liquidity position and other commitments, the Company postponed certain payments on certain arrangements with third party financiers, which resulted in the Company defaulting on said arrangements. The Company remedied the matter via repayment agreements with its third-party financiers, as discussed below.

On November 4, 2022, the Company executed an amendment with one of its third-party financiers to defer the non-payments, which increased the monthly payments due for the remaining term of the arrangement.

On November 21, 2022, the Company entered into an agreement to early terminate one of its third-party financiers’ arrangement. The Company repaid such arrangement by making a cash disbursement of $410, which extinguished all obligations and resulted in $337 being recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income (loss).

As a result of the amendment executed on November 4, 2022 and early termination executed on November 21, 2022, the default on payments due as described above has been waived and the Company is in compliance as of December 31, 2022. We have classified all of our obligations under these arrangements as short-term within financing obligations, current as of December 31, 2022 and June 30, 2022.

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of December 31,	As of June 30,
	2022	2022
Convertible promissory notes	$—	$89,663
Term loans	52,022	25,443
PPP Loan	—	2,000
Total debt	52,022	117,106
Less: debt, current	—	(115,106)
Total debt, noncurrent	$52,022	$2,000

Convertible Promissory Notes

As of June 30, 2022, the Company had $89,663 of convertible notes outstanding to various investors, all of which were accounted for under the fair value option. In conjunction with the Merger all convertible promissory notes converted into shares of common stock. Further on the date of the Merger, certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41,392, resulting in a gain on remeasurement of $48,271 which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022. As a consequence of the conversion, $41,392 was reclassified into additional paid-in capital. Accordingly, for the three months ended December 31, 2022, there we no remeasurement effects related to the convertible promissory notes, as such notes were longer outstanding during such three month period.

During the six months ended December 31, 2021 the Company issued $500 of convertible promissory notes. During the three and six months ended December 31, 2021, the Company recorded losses on remeasurement of $16,196 and $29,770, respectively, on all outstanding convertible promissory notes, which were recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss).

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

In connection with the entry into the Credit Agreement (defined below), on September 21, 2022 the Company repaid the Horizon Loan making a cash disbursement of $17,012, of which $15,000 was repayment of principal and $649 was payment of interest expense and accrued interest. Further on the date of the Merger, $1,737 was recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022.

Lago Term Loans

On March 11, 2022, the Company entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided the Company with $12,600, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. The Company pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. The Company may prepay at any time for a fee, dependent on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. The Company issued 205,602 warrants to purchase common stock with the Lago Loan. Refer to Note 10 for further details.

On August 4, 2022, the Company amended the Lago Loan which provided the Company with $5,250. Further, as part of the amendment to the Lago Loan, the Company issued an additional 169,310 warrants to purchase common stock with the additional tranche. The Company determined that the amendment with the lender should be accounted for as an extinguishment and recorded as a loss on extinguishment of debt and financial obligations of $6,022 on its condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022.

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

The Company must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. As of December 31, 2022, the Company was in compliance with all applicable covenants.

In conjunction with the Credit Agreement, the Company issued 1,500,000 warrants to purchase common stock to the Lenders. Such warrants were determined to be equity classified and the Company recorded the value associated with such warrants of $2,076 within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 for further details on the aforementioned warrants.

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

During the three and six months ended December 31, 2022, the Company recorded PIK interest expense amounts of $2,085 and $2,314, respectively, which has been reflected as an increase to the outstanding debt balance. Further, during the three and six months ended December 31, 2022 the Company recorded interest expense associated with the amortization of debt discounts of $523 and $579, respectively. Accordingly, as at December 31, 2022, the term loans, noncurrent balance of $52,022 reflects $55,000 of principal and $2,314 of PIK interest accrual, reduced by $5,292 of unamortized debt issuance costs. The Company had no outstanding amounts related to the Credit Agreement as of June 30, 2022.

Paycheck Protection Program Loans

In April 2020, we obtained a Paycheck Protection Program (“PPP”) loan for $2,599 through the U.S. Small Business Administration. In March 2021, a second PPP loan was obtained in the amount of $2,000, for a total of $4,599 received in PPP loans. The loans were to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the six months ended December 31, 2021, the Company received forgiveness of the first PPP loan of $2,599 and recognized income on forgiveness within other income, net. During the six months ended December 31, 2022, the Company received forgiveness of the second PPP loan of $2,000 and recognized income on forgiveness within other income, net.

Future principal payments on debt for the Company’s fiscal years were as follows:

As of December 31,
2022
2023 (remaining)	$—
2024	—
2025	55,000
Total future payments on debt obligations	$55,000

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. In the three and six months ended December 31, 2022, the Company has incurred costs to refurbish customer tablets of $241 and $899, respectively, while in the three and six months ended December 31, 2021, the Company incurred costs to refurbish customer tablets of $1,357 and $1,974, respectively, recorded in cost of platform revenue in the Company’s condensed consolidated statement of operations and comprehensive income (loss). In connection with the service level agreements, the Company has recorded $194 and $724 in accrued liabilities in the condensed consolidated balance sheets for expected repair costs for customer tablets currently in the Company’s return merchandise authorization process as of December 31, 2022 and June 30, 2022, respectively.

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

Loss on Infrequent Product Repairs

During the six months ended December 31, 2021, the Company continued to experience higher than normal hardware returns for repair or replacement using a Return Merchandise Authorization (“RMA”). While the Company has incurred RMA charges in the past, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by the Company’s customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty the Company provides covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, the Company, in order to prevent disruption to the Company’s customers’ businesses, incurred approximately $28 and $463 of repair and replacement expenses related to this issue during the three and six months ended December 31, 2021, respectively. The Company provided repair and replacement of its hardware devices to all of its customers as a one-time only offer due to COVID-19. The Company has also made a claim to recover the costs from its third-party subcontractor who manufactures the hardware. The Company incurred no repair and replacement expenses related to this issue in the three and six months ended December 31, 2022.

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

In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11,304 in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of December 31, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

9. Stockholders’ Deficit

Effective with the closing of the Merger the Company restated its articles of incorporation. Under the amended and restated articles of incorporation the Company is authorized to issue 180,000,000 shares of common stock and 1,500,000 shares of preferred stock. The holders of common stock shall have the right to one vote for each share of common stock held. The holders of non-voting common stock do not have the right to vote on any matter.

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

The Company has the following shares of common stock reserved for future issuance:

As of
December 31,
2022
Warrants to purchase common stock	18,415,453
Common stock options and RSUs	12,756,522
Equity awards available for future grants	4,617,400
Earnout shares	15,000,000
50,789,375

10. Warrants

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

During the period from June 30, 2022, through the date of the Merger, the Company had various warrant transactions:

●	The issuance of 169,309 warrants to purchase common stock in conjunction with an amendment to the warrant agreement with Lago Loan, such amendment occurring in August of 2022.
●	In September 2022, the holder of 141,970 warrants net exercised such warrants with the Company issuing 136,681 common shares to the holder.
●	The issuance at the Merger date of 1,500,000 warrants to the Lenders to the Credit Agreement.
●	With the Merger, the Company assumed 8,625,000 public warrants and 6,125,000 private warrants.
●	With the consummation of the Merger and the repayment of the Horizon loan, 294,725 of previously liability classified warrants were reclassified on the Merger date into equity in the amount of $830.

The following tables represent the warrants on common stock outstanding:

	As of December 31, 2022
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		6.5	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	[F]	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$9.25	86,532		6	Liability
Common	July 2027	$0.37	402,679		6	Equity
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	[B]	$6.53	294,725	[B]	10	Equity
Common	March 2032	$8.16	374,912		10	Liability
Common	September 2027	$11.50	1,500,000		5	Equity
Common	September 2027	$8.21	8,625,000		5	Equity
Common	September 2027	$11.50	6,125,000		5	Liability
Total			18,415,453

	As of June 30, 2022
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		10	Liability
Common	October 2027	$0.37	141,970		10	Equity
Common	[D]	$0.01	2,575,190		[D]	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	March 2026	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$9.25	86,532		10	Liability
Common	July 2027	$7.80	402,679		10	Liability
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	March 2031	$6.53	294,725	[B]	10	Liability
Common	March 2032	$8.16	205,602		10	Liability
Total			4,713,303

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.
[B] —

Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to Common Stock and have calculated the number of shares as the quotient of the aggregate warrant intrinsic value of $1,925 over the exercise price of $6.53 per share as of December 31, 2022 and June 30, 2022. Warrant will also expire at the earliest of 10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

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

[E] —

Warrants were issued in October 2021 and are exercisable contingent on rollouts of the Company’s products and services to the warrant holder. Number of shares represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 265,376 and 321,943 remained contingent as of December 31, 2022 and June 30, 2022, respectively. Expense related to the cost these warrants being recognized as a reduction to revenue in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

[F] —

Warrants will expire at the earliest of 10 years from the issuance date of March 11, 2016, a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.

11. Stock-Based Compensation

Stock-Based Compensation Plans

Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). Effective with the Merger, the Board of Directors adopted the 2022 Incentive Award Plan (the “2022 Plan”). As of December 31, 2022, the number of shares of common stock reserved for future issuance under the 2022 Plan was 4,617,400. The Board of Directors may grant incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value, as determined by the Board of Directors, at the date of grant. Awards generally vest ratably over periods determined by the Board of Directors, generally 4 years, and expire no later than ten years from the date of grant. For options subject to the one-year cliff, the expense is recognized as 25% of the total option value, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

In July 2022, the Company granted 836,657 RSUs to its employees and consultants that contain a service-based vesting condition and a performance-based vesting condition, with a grant date fair value of $8.26 per RSU. Such RSUs are in addition to the 350,426 of RSUs that were outstanding at June 30, 2022, which contain the same vesting conditions. The service-based vesting condition is generally satisfied by rendering continuous service for 5 years, with 20% vesting each year. The performance-based vesting condition is satisfied in connection with an initial public offering or a change in control. However, the consummation of the deSPAC does not result in satisfaction of the performance condition. The Company did not record compensation expense during the six months ended December 31, 2022 related to these RSUs as achievement of the performance-based vesting condition was not deemed probable of occurring. As of December 31, 2022, $9,190 of stock-based compensation related to these RSUs remains unrecognized, which is expected to time-vest over a remaining weighted-average period of 4.5 years, subject to the performance-based vesting condition being satisfied or deemed probable at which point the Company will recognize a cumulative adjustment for the service condition satisfied at such point.

In September 2022, the Company granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs vested on September 30, 2022, 56.67% of the RSUs has, and shall continue to, vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the three and six months ended December 31, 2022 related to the RSUs of $411 and $2,235, respectively. As of December 31, 2022, $3,238 of stock-based compensation related to the RSU remains unrecognized, which is expected to be recognized over a remaining weighted-average period of 2.7 years. The RSUs time-based vesting would accelerate upon an acquisition of the Company. A deSPAC does not meet the definition of an acquisition as defined in the 2018 Plan.

During fiscal year 2021, the Company granted 600,752 performance-based options that contained a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is satisfied by rendering continuous service for 4 years after the performance-based vesting condition occurs. The performance-based vesting condition is satisfied in connection with a financing event or a public liquidity event for a first group of 300,376 options and in connection with a public liquidity event for a second group of 300,376 options. A financing event occurred as of June 30, 2021 that satisfied the performance-based vesting condition for the first group of 300,376 options. Effective with the closing of the Merger, the public liquidity event performance condition was achieved for the second group of 300,376 options. The Company recognized expense associated with these options in the amount of $49 and $76 for the three and six months ended December 31, 2022, respectively. Compensation costs attributable to such awards were insignificant during the three and six months ended December 31, 2021.

In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period under the 2018 Plan and within a 30-day period under the 2008 Plan or they are forfeited.

The following summary of the equity incentive plan activity is shown collectively for the 2022 Plan, the 2018 Plan and the 2008 Plan:

	Number of	Weighted-	Weighted-	Aggregate
	Options	Average	Average Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life (years)	Value
Balance – June 30, 2022	13,845,291	$0.59	6.66
Retrospective application of recapitalization	(2,631,676)	0.14
Adjusted Balance – beginning of period	11,213,615	0.73	6.66
Exercised	(146,823)	0.39
Forfeited and expired	(113,368)	1.57
Balance –December 31, 2022	10,953,424	0.73	6.11
Vested and expected to vest at December 31, 2022	10,953,424	0.73	6.11	$17,741
Exercisable at December 31, 2022	8,745,509	0.46	5.62	16,141

The following is a summary of the equity incentive plan RSU activity for the 2022 Plan and the 2018 Plan:

	Number of	Weighted- Average
	Awards Outstanding	Grant Date Fair Value
Unvested Balance – June 30, 2022	432,666	$6.46
Retrospective application of recapitalization	(82,240)	1.52
Adjusted, unvested balance – beginning of period	350,426	7.98
Granted	2,036,629	6.85
Vested	(488,660)	4.56
Forfeited	(95,297)	6.46
Unvested Balance - December 31, 2022	1,803,098	7.02

Stock-based Compensation Expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees, by function is as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Research and development	$132	$145	$277	$250
Sales and marketing	86	114	184	213
General and administrative	614	210	2,541	485
	$832	$469	$3,002	$948

Stock-based compensation allocated to cost of goods sold was not material for the three and six months ended December 31, 2022 and 2021. As of December 31, 2022, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $3,580, which is expected to be recognized over a weighted-average period of 2.6 years.

During the three and six months ended December 31, 2022 the Company recorded $1,696 and $1,874, respectively, of stock-based compensation expense associated with earnout shares granted to holders of common stock held by current employees and directors and holders of options and RSUs. No amounts were recorded during the three and six months ended December 31, 2021 associated with earnout shares. Refer to Note 1 for further discussion of compensation recorded related to earnout shares granted to holders of common stock, options and RSUs.

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

There was no activity under the plan during the three and six months ended December 31, 2022.

Other Stock-based Compensation

In connection with the acquisition of CyborgOps (refer to Note 1), the Company issued 475,638 shares of common stock to former employees of CyborgOps who have continued employment with the Company, and are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in monthly increments over four years commencing on June 11, 2022. The fair value was determined to be $8.75 per share based on the acquisition date fair value. During the three and six months ended December 31, 2022, the Company recognized $264 and $528 of stock-based compensation expense related to these equity awards, respectively. As of December 31, 2022, unrecognized stock-based compensation expense associated with these equity awards was $3,525, which is expected to be recognized over a weighted-average period of 3.37 years.

12. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes. The Company’s income tax expense was not material for the three and six months ended December 31, 2022 and 2021. The Company does not expect any material changes in tax position for the remainder of the fiscal year.

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$(17,029)	$(23,507)	$17,760	$(43,016)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	50,998,941	27,211,309	40,475,200	27,157,425
Add: Weighted average dilutive effect of stock options, RSUs and warrants	—	—	10,299,972	—
Weighted average shares outstanding - diluted	50,998,941	27,211,309	50,775,172	27,157,425
Net income (loss) per share attributable to common stockholders, basic	$(0.33)	$(0.86)	$0.44	$(1.58)
Net income (loss) per share attributable to common stockholders, diluted	$(0.33)	$(0.86)	$0.35	$(1.58)

The potential weighted average shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three months ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Stock options and RSUs	12,904,421	12,094,129	198,692	12,107,168
Convertible notes	—	4,632,311	—	4,491,455
Common stock warrants	18,150,077	3,564,182	10,129,619	3,520,164
Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	31,054,498	20,290,622	10,328,311	20,118,787

Warrants to purchase a weighted average of 10,129,619 shares of common stock were outstanding during the six months ended December 31, 2022 but were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares.

The Company excluded a weighted average of 1,803,098 RSUs and 987,782 RSUs for the three and six months ended December 31, 2022, respectively, and the Company excluded a weighted average of 300,376 options for the three and six months ended December 31, 2021. These equity awards were excluded from the calculation of diluted EPS as they are subject to performance conditions for which the necessary conditions have not been satisfied.

The Company excluded a weighted average of 15,000,000 and 8,315,217 earnout shares from the calculation of diluted EPS for the three and six months ended December 31, 2022 as they are subject to market conditions for which the necessary conditions have not been satisfied.

14. Related Party Transactions

As of June 30, 2022, the Company had $9,566 of convertible promissory notes and embedded warrants with entities in which a member of the Company’s board of directors is an officer of the entity and has a financial interest in the entity (“affiliated entities”), classified as a current liability on the condensed consolidated balance sheet at that time. The convertible promissory notes and embedded warrants due to a related party were converted into shares of common stock in the Company during the six months ended December 31, 2022. As of December 31, 2022, the Company has no convertible promissory notes and embedded warrants balance due to a related party. Refer to Note 7 for further details.

During the six months ended December 31, 2022, the Company received an equity investment of $1,000 from an investor in exchange for 133,133 shares in the Company. Refer to Note 9 for further details.

Additionally, during the six months ended December 31, 2022, the Company granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11 for further details.

15. Subsequent Events

On February 8, 2023, at the meeting of the Company’s board of directors, the following resolutions were approved:

●	The Company extended the post-termination exercise period from ninety days to three years for certain vested stock options held by an executive officer who is departing from the Company.
●	The Company waived the performance vesting conditions associated with RSUs granted to employees and consultants under the 2018 Plan. From the effective date of the board resolution, the affected RSUs vest solely based on the service condition associated with the RSUs.

The Company expects to record increased stock-based compensation expense, beginning in the third quarter of fiscal year 2023 attributable to the modifications to the stock options and RSUs, and any associated earnout compensation effects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Presto’s condensed consolidated financial statements and related notes appearing elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the years ended June 30, 2022 and 2021 and the related notes contained in Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 16, 2022. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Presto’s actual results could differ materially from such forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “Cautionary Statement Regarding Forward-Looking Statements” included in the this report. Additionally, Presto’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the business and operations of E La Carte Inc. (“Legacy Presto”) and its consolidated subsidiary prior to the Merger (defined below) and to Presto Automation Inc. (“Presto”) and its subsidiaries following the Business Combination.

Business Overview

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

Our Presto Touch product has accounted for the majority of our historical revenue. However, we expect an increasing mix of our future revenue to come from our AI Platform (previously Voice and Vision) products.

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

Merger with Ventoux CCM Acquisition Corp.

On November 10, 2021 and as subsequently amended on April 1, 2022 and July 25, 2022, Ventoux CCM Acquisition Corp. (“Ventous” or “VTAQ”), Ventoux Merger Sub I, Ventoux Merger Sub II and Presto entered into the Merger Agreement, pursuant to which (a) Ventoux Merger Sub I merged with and into Presto, with Presto being the Surviving Corporation in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of VTAQ and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into Ventoux Merger Sub II, with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of VTAQ. On September 14, 2022, VTAQ held a special meeting of its stockholders and voted to approve the Proposed Business Combination (“the Business Combination” or “the Merger”). Upon the Closing, VTAQ was renamed “Presto Automation Inc.” and the VTAQ Common Stock and the Public Warrants continue to be listed on Nasdaq and trade under the ticker symbols “PRST” and “PRSTW,” respectively.

The Merger has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, VTAQ, who is the legal acquirer, has been treated as the “acquired” company for financial reporting purposes and Presto has been treated as the accounting acquirer. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to VTAQ, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of a capital transaction in which Presto is issuing stock for the net assets of VTAQ. The net assets of VTAQ have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Presto, as Presto is considered the predecessor for financial reporting purposes.

Public Company Costs

Subsequent to the Merger, New Presto is an SEC-registered and Nasdaq-listed company. Accordingly, we have hired and expect to hire additional staff and implement new processes and procedures to address public company requirements. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.

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

Presto experienced two impacts from the initial onset of COVID-19 that resulted in significant charges to the statement of operations for the periods presented:

●	Loss on Infrequent Product Repairs. Social distancing practices resulted in customers implementing a range of extreme cleaning protocols involving Presto’s products. Specifically, customers started to clean Presto’s devices with highly invasive commercial disinfectant solutions, which leaked into the hardware, causing significant damage to the devices and requiring repair or replacement. This resulted in a significant spike in repair and return merchandise authorization (“RMA”) expenses compared to historical expenses. During the six months ended December 31, 2021, the volume of repair charges Presto experienced were higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. In order to prevent disruption to customers’ businesses, Presto incurred $28 thousand and $0.5 million of loss on infrequent product repairs related to this issue, in the three and six months ended December 31, 2021, respectively, which is presented as a separate line item on Presto’s condensed consolidated statement of operations and comprehensive income (loss). There were no similar expenses incurred during the three and six months ended December 31, 2022 related to the matter. Typically, these issues would be considered to be negligence on the part of the customer and would not be covered by Presto’s standard warranty; however, given the nature of the issues and the fact that the cleaning protocols were a mandatory precaution as a result of COVID-19 and were not expected to cause such widespread damage to the devices, Presto, as a sign of goodwill and for customer satisfaction, incurred the repair and replacement expenses related to the liquid ingress issue. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. Presto has made a claim to recover the costs from the third-party subcontractor who manufactures the hardware. In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11,304 in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of December 31, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).
●	Hardware Repair Expenses Related to COVID-19. As a result of COVID-19, Presto incurred higher than usual repair expenses for one-time, infrequent product repairs that were not covered by Presto’s third-party manufacturer, who typically covers the costs during the six months ended December 31, 2021. The increase in expenses was a result of a higher volume of repair requests due to customer issues arising from COVID-19 related complications and a desire on the part of customers to have Presto reboot and re-certify equipment coming out of COVID-19. During the three and six months ended December 31, 2021, Presto incurred $0.7 million and $1.1 million of hardware repair expenses related to COVID-19, respectively. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. The claim that was made to recover the costs from the third-party subcontractor who manufactures the hardware referred to above also included these hardware repair expenses. There were no similar expenses incurred during the three and six months ended December 31, 2022.

Over the course of fiscal year 2022 and the six months ended December 31, 2022, certain COVID-19 restrictions were relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged. The degree and duration of restriction varied by individual geographic area. The extent of the continuing impact of the COVID-19 pandemic on Presto’s business remains highly uncertain and difficult to predict, as the operating status of restaurants remains fluid and subject to change as government authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines in their respective jurisdictions. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which resulted in a global economic recession.

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

During the three and six months ended December 31, 2022 and 2021, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and AI Platform products (“platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“transaction revenue”).

●	Platform Revenue: the platform revenue stream is generated from fees charged to customers for access to our Presto Touch product and is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due when the customer goes live. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from the AI Platform (previously Voice and Vision) was not material for the three and six months ended December 31, 2022 and 2021. Such revenue generated from the AI Platform is inclusive of $0.4 million and $0.6 million of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of a customer during the three and six months ended December 31, 2022, respectively. Refer to the Components of Results of Operations section below for further details.

We also maintain arrangements with a certain legacy customer whereby we lease the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive loss.

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

We have historically incurred operating losses and negative cash flows from operating activities. We expect to continue to incur operating losses for the foreseeable future as we work to expand our customer base and the number of locations in which our products are used, increase sales of our AI Platform products, increase our platform revenues and maintain our relationships with current customers.

Our ability to achieve profitability and positive cash flows from operating activities will depend primarily on our ability to increase revenues due to the following factors:

●	Attracting New Customers and Expanding Locations in which Our Products are Used. Our future growth depends on our ability to attract new customers and expand the locations across which our current and new customers use our products. For fiscal year 2023, we expect the majority of our new customer growth and new customer location expansion to come from sales of our AI Platform products. In an effort to attract new customers and expand our locations served, since the third quarter of fiscal year of 2022, we have signed several AI Platform pilot customers. Certain of these pilot customers have more than a thousand locations each. Our goal is to convert these pilot customers into broader customer relationships in fiscal years 2023 and 2024.
●	Increasing AI Platform Product Sales. This AI Platform demand is due to the fact that our products mitigate the impact of severe nation-wide labor shortages faced by the restaurant and hospitality industry, as well as the increased cost of employment for these enterprises due to increasing minimum wages and higher costs of labor in general. For example, in January 2022, we announced the industry’s first enterprise Voice rollout with Checkers, a nation-wide restaurant chain with approximately 840 locations. Our goal is to continue to increase sales of our AI Platform products to capture new customers.
●	Increase Platform Revenues. As described above, we generate revenue through two main revenue streams: (i) platform revenue and (ii) transaction revenue. We believe our overall growth will be largely driven by platform revenue growth, which we eventually expect to have higher margins than transaction revenues. Platform revenue growth will in turn be driven by an increase in sales of our AI Platform products.
●	Maintain Relationships with Current Customers. In order to help foster robust contract renewals, our account management and program management teams conduct quarterly business reviews with our top customers which generate the most value to us, in order to build a pathway to a successful renewal and product upgrade in each fiscal year. Successful renewal of our largest customers is critical to our near-term results of operations and is dependent on product execution, key customer relationships, and in part, health of the franchisees for our customers that have a predominantly franchised model.

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

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered as substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP contained in this Form 10-Q.

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

Adjusted Gross Profit

Adjusted Gross Profit is calculated as gross profit adjusted to add back depreciation, contra-revenue from warrants granted to a customer, and hardware repair expenses related to COVID.

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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2022	2021	2022	2021
Gross profit	$9	$1,212	$442	$1,619
Depreciation	291	461	582	927
Contra-revenue associated with warrant agreement	409	—	615	—
Hardware repair expenses related to COVID	—	737	—	1,110
Adjusted Gross Profit	$709	$2,410	$1,639	$3,656

Adjusted EBITDA

Adjusted EBITDA is defined as net loss, adjusted to exclude interest expense, other income, net, income taxes, depreciation and amortization expense, stock-based compensation expense, earnout stock-based compensation expense, change in fair value of warrant liabilities and convertible promissory notes, loss extinguishment of debt and financing obligations, other financing and financial instrument (costs) income, net, deferred compensation and bonuses earned upon closing of the Merger, public relations fee due upon closing of the Merger, loss on infrequent product repairs, contra-revenue from warrants granted to a customer, and hardware repair expenses related to COVID.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(17,029)	$(23,507)	$17,760	$(43,016)
Provision for income taxes	5	24	5	24
Interest expense	3,030	868	6,406	2,256
Other income, net	(327)	(11)	(2,355)	(2,641)
Depreciation and amortization	412	518	845	1,053
Stock-based compensation expense	827	475	3,002	954
Earnout stock-based compensation expense	1,696	—	1,874	—
Change in fair value of warrants and convertible promissory notes	378	16,196	(59,444)	29,770
Loss on extinguishment of debt and financial obligations	337	—	8,095	—
Other financing and financial instrument (costs) income, net	—	—	1,768	—
Deferred compensation and bonuses earned upon closing of the Merger	—	—	2,232	—
Public relations fee due upon closing of the Merger	—	—	250	—
Loss on infrequent product repairs(1)	—	28	—	463
Contra-revenue associated with warrant agreement	409	—	615	—
Hardware repair expense related to COVID(1)	—	737	—	1,110
Adjusted EBITDA	$(10,262)	$(4,672)	$(18,947)	$(10,027)
(1)	In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of December 31, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive loss.

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

Given the long-term and recurring nature of our customer contracts, we use net revenue retention as a key metric. Net revenue retention compares our revenue associated with a set of active restaurant logos in a one-year period to the same set of restaurant logos in the prior year period. We calculate net revenue retention by dividing a particular period’s recurring revenue, including both platform and transaction revenue, by the prior period’s recurring revenue using the same set of restaurant logos. Net revenue retention is an indicator of the propensity of our customers to continue working with us and expanding their relationship with us. We assess our net revenue retention on a rolling six-month basis comparing year-over-year. For the six months ended December 31, 2022, our net revenue retention was 99%, while for the six months ended December 31, 2021, it was 103%. The slight decrease in the six months ended December 31, 2022 was primarily due to contract terminations by a limited number of franchisees of existing enterprise customers.

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

Platform revenue is generated from fees charged to customers for access to Presto Touch and AI Platform products and is recognized ratably. For Presto Touch, part of the total contract value is due upon execution of the contract, and the remainder is due upon installation of the systems. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. We also maintained arrangements with a certain legacy customer whereby we leased the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the consolidated statements of operations and comprehensive loss. Pursuant to the primary AI Platform arrangement that we maintained during the three and six months ended December 31, 2022, we remit a revenue share to our hardware and software vendor and accordingly, such revenue share is not recognized in our financial statements. Rather we have determined we are the agent and do not control the AI Platform hardware, software and other services and are not primarily responsible for fulfilling the promise to the customer. The revenue share paid to our hardware and software vendor under our AI Platform revenue share agreement ranged from 64% - 68% of the gross billings to the customer for the three and six months ended December 31, 2022. Revenue, in our role as agent, that was generated from AI Platform products was not material for the three and six months ended December 31, 2022 and 2021. Such revenue generated from AI Platform products is inclusive of $0.4 million and $0.6 million of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of a customer for the three and six months ended December 31, 2022, respectively.

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

Cost of Revenue

Platform cost of revenue consists of four categories: product costs, shipping/freight costs, installation costs and other costs. Product costs consist primarily of the cost to purchase the hardware and hardware accessories for the Presto Touch products. Shipping/freight costs consist of all costs to transport equipment to customers. Installation costs include the labor cost to install the hardware in each restaurant. Other costs include the amortization of capitalized software and product support costs, as well as certain costs paid to a vendor supporting the development of the vendor’s software and hardware offerings used in the AI Platform.

We also incur costs to refurbish and repair our tablets. These costs are expensed in the period they are incurred, as the costs are expected to be linear and therefore, will match with the timing of revenue recognition over time. In connection with these costs, we also accrue a liability at each reporting period for expected repair costs for customer tablets currently in our Return Merchandize Authorization (“RMA”) process as of the reporting period, which get charged to platform cost of revenue. Our hardware repair expense was higher in the three and six months ended December 31, 2021 due to COVID-related volume, whereby customers sent back tablets either simply to be checked or reset, or for cosmetic reasons or minor repairs.

Transaction cost of revenue consists primarily of the portion of the fees collected from diners that are then paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear the primary responsibility of the product, we are the principal in the premium content transactions and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The commissions paid to restaurants under our gaming revenue share agreements range on average between 83% - 90% and 83% - 92% of premium content revenue by customer logo for the three and six months ended December 31, 2022, respectively. The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 81% - 90% and 79% - 96% of premium content revenue by customer logo for the three and six months ended December 31, 2021, respectively.

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

Loss on infrequent product repairs. Loss on infrequent product repairs expenses consist primarily of charges incurred in connection with hardware returned for repair or replacement using an RMA. While we have incurred RMA charges in the past, in the three and six months ended December 31, 2021, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by our customers. Our devices failed primarily due to the use of extremely strong commercial disinfectant solutions by our customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty that we provide covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, in order to prevent disruption to our customers’ businesses, we incurred approximately $28 thousand and $0.5 million of repair and replacement expenses related to this issue during the three and six months ended December 31, 2021. There were no similar expenses incurred during the three and six months ended December 31, 2022. We have also made a claim to recover the costs from our third-party subcontractor who manufactures the hardware. In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. The award has not met the criteria to be considered realizable as of December 31, 2022. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

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

Other Income, Net

Other income, net includes income of $2.0 million and $2.6 million due to the forgiveness of our PPP loans in the six months ended December 31, 2022 and 2021, respectively. During the three months ended December 31, 2022, the Company made an investment in a non-affiliated entity in the amount $2.0 million. The Company has determined that the investment does not have a readily determinable fair value and therefore accounts for the investment at cost, as adjusted for impairments and observable price changes. There were no adjustments recorded for impairments and observable price changes during the three and six months ended December 31, 2022.

Interest Expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding loans.

Loss on Extinguishment of Debt and Financial Obligations

Loss on extinguishment of debt and financial obligations consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the six months ended December 31, 2022 and the extinguishment of our financial obligation with third party financiers during the three months ended December 31, 2022.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2022	2021	2022	2021
Revenue
Platform	$4,131	$5,134	$8,529	$9,671
Transaction	3,221	2,562	6,180	5,254
Total revenue	7,352	7,696	14,709	14,925
Cost of revenue
Platform	4,219	3,793	8,208	7,815
Transaction	2,833	2,230	5,477	4,564
Depreciation and impairment	291	461	582	927
Total cost of revenue	7,343	6,484	14,267	13,306
Gross profit	9	1,212	442	1,619
Operating expenses:
Research and development	5,112	3,805	11,381	7,806
Sales and marketing	2,227	1,651	4,626	2,825
General and administrative	6,276	2,158	12,200	4,132
Loss on infrequent product repairs	—	28	—	463
Total operating expenses	13,615	7,642	28,207	15,226
Loss from operations	(13,606)	(6,430)	(27,765)	(13,607)
Change in fair value of warrants and convertible promissory notes	(378)	(16,196)	59,444	(29,770)
Interest expense	(3,030)	(868)	(6,406)	(2,256)
Loss on extinguishment of debt and financial obligations	(337)	—	(8,095)	—
Other financing and financial instrument (costs) income, net	—	—	(1,768)	—
Other income, net	327	11	2,355	2,641
Total other income (expense), net	(3,418)	(17,053)	45,530	(29,385)
Income (loss) before provision for income taxes	(17,024)	(23,483)	17,765	(42,992)
Provision for income taxes	5	24	5	24
Net income (loss) and comprehensive income (loss)	$(17,029)	$(23,507)	$17,760	$(43,016)

Revenue

	Three months ended December 31,		Change		Six months ended December 31,		Change
(in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Platform	$4,131	$5,134	$(1,003)	(20)%	$8,529	$9,671	$(1,142)	(12)%
Transaction	3,221	2,562	659	26%	6,180	5,254	926	18%
Total revenue	$7,352	$7,696	$(344)	(4)%	$14,709	$14,925	$(216)	(1)%

Total revenue decreased 4% to $7.4 million for the three months ended December 31, 2022, as compared to $7.7 million for the three months ended December 31, 2021.

Platform revenue decreased 20% to $4.1 million for the three months ended December 31, 2022, as compared to $5.1 million for the three months ended December 31, 2021. The decrease is primarily attributable to contract terminations by a limited number of franchisees of existing enterprise customers.

Transaction revenue increased 26% to $3.2 million for the three months ended December 31, 2022, as compared to $2.6 million for the three months ended December 31, 2021. This is due to increases in pricing for the Company’s gaming fees in the first quarter of fiscal year 2023.

Total revenue decreased 1% to $14.7 million for the six months ended December 31, 2022, as compared to $14.9 million for the six months ended December 31, 2021.

Platform revenue decreased 12% to $8.5 million for the six months ended December 31, 2022, as compared to $9.7 million for the six months ended December 31, 2021. The decrease was attributable to contract terminations by a limited number of franchisees of existing enterprise customers.

Transaction revenue increased 18% to $6.2 million for the six months ended December 31, 2022, as compared to $5.3 million for the six months ended December 31, 2021. This is due to increases in pricing for the Company’s gaming fees in the first quarter of fiscal year 2023.

At present, the substantial majority of our revenue is generated from our three largest customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes), which in the three and six months ended December 31, 2022 generated an aggregate of approximately, 96% and 97% of our revenue, respectively, while for the three and six months ended December 31, 2021, they generated an aggregate of approximately, 89% and 94%. The successful renewal of our agreements with those customers is critical to our near-term results of operations and is dependent on product execution, key customer relationships, and in part, the health of the franchisees of some of our customers that have a predominantly franchised model. Although we experienced customer relationship cancellations with the enterprise and certain associated franchisees, the most significant franchisee relationships are still in business and have renewed with us with existing equipment. Some of these agreements are subject to renewal in calendar year 2023.

Cost of Revenue

	Three months ended December 31,		Change		Six months ended December 31,		Change
(in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Platform	$4,219	$3,793	$426	11%	$8,208	$7,815	$393	5%
Transaction	2,833	2,230	603	27%	5,477	4,564	913	20%
Depreciation and impairment	291	461	(170)	(37)%	582	927	(345)	(37)%
Total costs of revenue	$7,343	$6,484	$859	13%	$14,267	$13,306	$961	7%

Cost of revenue increased 13% to $7.3 million for the three months ended December 31, 2022, as compared to $6.5 million for the three months ended December 31, 2021.

Our platform cost of revenue increased 11% to $4.2 million for the three months ended December 31, 2022, as compared to $3.8 million for the three months ended December 31, 2021. The increase was primarily attributable to increases in installation and shipping costs during the three months ended December 31, 2022, relative to the three months ended December 31, 2021.

Our transaction cost of revenue increased 27% to $2.8 million for the three months ended December 31, 2022, as compared to $2.2 million for the three months ended December 31, 2021. The increase was primarily attributable to increases in the revenue share owed to restaurants as a result of increases in pricing for the Company’s gaming fees.

Cost of revenue increased 7% to $14.3 million for the six months ended December 31, 2022, as compared to $13.3 million for the six months ended December 31, 2021.

Our platform cost of revenue increased 5% to $8.2 million for the six months ended December 31, 2022, as compared to $7.8 million for the six months ended December 31, 2021. The increase was primarily attributable to increases in installation and shipping costs during the six months ended December 31, 2022, relative to the six months ended December 31, 2021.

Our transaction cost of revenue increased 20% to $5.5 million for the six months ended December 31, 2022, as compared to $4.6 million for the six months ended December 31, 2021. The increase was primarily attributable to increases in the revenue share owed to restaurants as a result of increases in pricing for the Company’s gaming fees.

Cost of Revenue — Depreciation and Impairment

Our depreciation and impairment cost of revenue decreased 37% for the three and six months ended December 31, 2022, respectively, to $0.3 million and $0.6 million from $0.5 million and $0.9 million during the three and six months ended December 31, 2021, respectively. The decreases were primarily attributable to the return of leased tablets in fiscal year 2022, which resulted in a lower amount of tablets in use and being depreciated.

Operating Expenses

	Three months ended December 31,		Change		Six months ended December 31,		Change
(in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$5,112	$3,805	$1,307	34%	$11,381	$7,806	$3,575	46%
Sales and marketing	2,227	1,651	576	35%	4,626	2,825	1,801	64%
General and administrative	6,276	2,158	4,118	191%	12,200	4,132	8,068	195%
Loss on infrequent product repairs	—	28	(28)	(100)%	—	463	(463)	(100)%
Total operating expenses	$13,615	$7,642	$5,973	78%	$28,207	$15,226	$12,981	85%

Operating expenses increased by 78% to $13.6 million for the three months ended December 31, 2022, as compared to $7.6 million for the three months ended December 31, 2021.

Operating expenses increased by 85% to $28.2 million for the six months ended December 31, 2022, as compared to $15.2 million for the six months ended December 31, 2021.

Research and Development

Research and development expenses increased 34% to $5.1 million for the three months ended December 31, 2022, as compared to $3.8 million for the three months ended December 31, 2021. The increase resulted primarily from an increase in salaries and employee benefits expense of $0.7 million as a result of an increase in headcount and an increase of $0.4 million of stock-based compensation expense.

Research and development expenses increased 46% to $11.4 million for the six months ended December 31, 2022, as compared to $7.8 million for the six months ended December 31, 2021. The increase resulted primarily from an increase in salaries and employee benefits expense of $2.6 million and an increase to stock-based compensation expense of $0.5 million, both as a result of an increase in our headcount.

Sales and Marketing

Sales and marketing expenses increased 35% to $2.2 million for the three months ended December 31, 2022, as compared to $1.7 million for the three months ended December 31, 2021. The increase resulted primarily from an increase in salaries and employee benefits expense of $0.4 million as a result of an increase in headcount.

Sales and marketing expenses increased 64% to $4.6 million for the six months ended December 31, 2022, as compared to $2.8 million for the six months ended December 31, 2021. The increase resulted primarily from an increase in salaries and employee benefits expense of $1.1 million, as a result of an increase in headcount, and a public relations fee paid upon the completion of the Merger of $0.3 million in the six months ended December 31, 2022.

General and Administrative

General and administrative expenses increased 191% to $6.3 million for the three months ended December 31, 2022, as compared to $2.2 million for the three months ended December 31, 2021. The increase resulted primarily from an increase in legal expense, accounting services expense and temporary services expenses of $1.7 million, an increase in stock-based compensation expense of $1.5 million and an increase of salaries and employee benefits expense of $0.4 million.

General and administrative expenses increased 195% to $12.2 million for the six months ended December 31, 2022, as compared to $4.1 million for the six months ended December 31, 2021. The increase resulted primarily from an increase in stock-

based compensation expense of $3.3 million, and an increase in legal expense, accounting services expense and temporary services expenses of $2.8 million, $0.8 million of which are ancillary professional services fees in preparation for the Merger, an increase in salaries and employee benefits expense of $1.4 million as a result of increased headcount, and an increase in insurance expense of $0.4 million.

Loss on Infrequent Product Repairs

We had no loss on infrequent product repairs for the three and six months ended December 31, 2022, as compared to $28 thousand and $0.5 million for the three and six months ended December 31, 2021, respectively. The decrease is due to the decrease in the repair and replacement expenses related to damage caused to hardware caused by our customers’ use of extremely strong commercial disinfectant solutions to clean the hardware devices as a mandatory precaution protocol due to COVID-19 in the six months ended December 31, 2022 and compared to the six months ended December 31, 2021.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Change in fair value of warrants and convertible promissory notes	$(378)	$(16,196)	$15,818	98%	$59,444	$(29,770)	$89,214	300%

During the three months ended December 31, 2022, the change in fair value of warrants and convertible promissory notes was a loss of $0.4 million, as compared to a loss of $16.2 million during the three months ended December 31, 2021, primarily due to the fact that all of the convertible promissory notes converted due to the consummation of the Merger on September 21, 2022. During the three months ended December 31, 2021, all of the Company’s outstanding convertible promissory notes and liability classified warrants were subject to remeasurement as such instruments were accounted for at fair value.

In the six months ended December 31, 2022, the change in fair value of warrants and convertible promissory notes changed due to a gain of $59.4 million, as compared to a loss of $29.8 million in the six months ended December 31, 2021.

The remeasurement gain recorded during the six months ended December 31, 2022, was primarily driven by two factors. First, immediately prior to the closing of the Merger, the convertible notes and embedded warrants were remeasured to their then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million. Second, with the close of the Merger, the Company assumed $9.4 million of warrant liabilities associated with the legacy private warrants of VTAQ and issued additional warrants with a fair value of $0.8 million. As of December 31, 2022, all of the Company’s liability classified warrants were remeasured to fair value based on the December 31, 2022 stock price, resulting in an $11.2 million gain on remeasurement for the six months ended December 31, 2022. The primary factor affecting the change in fair value of the warrants was the assumption of the Private Warrants, the issuance of additional warrant shares, and the decrease in the Company’s stock price during the six months ended December 31, 2022.

During the six months ended December 31, 2021, the convertible notes and embedded warrants had a change in fair value resulting in a loss of $29.8 million, reflecting the increased stock price of the then privately held entity. Such increases to the stock price were in contemplation of the anticipated Merger.

Interest Expense

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Interest expense	$3,030	$868	$2,162	249%	$6,406	$2,256	$4,150	184%

Interest expense increased 249% to $3.0 million for the three months ended December 31, 2022, as compared to $0.9 million for the three months ended December 31, 2021, while interest expense increased 184% to $6.4 million for the six months ended December 31, 2022, as compared to $2.3 million for the six months ended December 31, 2021. The increase was due to the Company having higher interest-bearing term loan debt outstanding during the three and six months ended December 31, 2022 as compared to the three and six months ended December 31, 2021.

Loss on Extinguishment of Debt and Financial Obligations

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Loss on extinguishment of debt and financial obligations	$337	$—	$337	N/A	$8,095	$—	$8,095	N/A

Loss on extinguishment of debt and financial obligations was $0.3 and $8.1 million for the three and six months ended December 31, 2022, as compared to zero for the three and six months ended December 31, 2021. The increase is due to the Company’s loss on the extinguishment of its term loans outstanding prior to the Merger during six months ended December 31, 2022 in the amount of $7.8 million. Further during the three and six months ended December 31, 2022, the Company recorded a loss of $0.3 million related to the extinguishment of certain financing obligations.

Other Financing and Financial Instrument (Costs) Income, Net

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Other financing and financial instrument (costs) income, net	$—	$—	$—	N/A	$(1,768)	$—	$(1,768)	N/A

Other financing and financial instrument costs, net were $1.8 million for the six months ended December 31, 2022 due to the Company’s expense related to the $2.4 million of expense related to the issuance of shares and transfer of warrants upon termination of a convertible note agreement and $0.5 million of associated legal fees, partially offset by $1.2 million of income from the remeasurement of the unvested founder shares liability.

Other Income, Net

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Other income, net	$327	$11	$316	2,873%	$2,355	$2,641	$(286)	(11)%

Other income, net increased to $0.3 million for the three months ended December 31, 2022, as compared to $11 thousand for the three months ended December 31, 2021. The increase was primarily due to interest earned on proceeds received from the Merger which were held in money market accounts during the three months ended December 31, 2022.

Other income, net decreased to $2.4 million for the six months ended December 31, 2022, as compared to $2.6 million for the six months ended December 31, 2021. The gains were primarily due to the forgiveness of our PPP loans during the six months ended December 31, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was not material in the three and six months ended December 31, 2022 and 2021.

Liquidity and Capital Resources

As of December 31, 2022 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $38.2 million and $3.0 million, respectively, which were held for working capital purposes.

Since inception, we have financed our operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. We have incurred recurring operating losses since our inception, including operating losses of $27.8 million and $13.6 million for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and June 30, 2022, we had an accumulated deficit of $183.0 million and $200.8 million, respectively, and we expect to continue to generate operating losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from customers and other risks. While we received cash of $49.8 million from the completion of the Merger and net cash of $13.7 million from the issuance of the Credit Agreement and concurrent repayment of other debt obligations, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet our obligations as they come due. Our future capital requirements will depend on many factors, including the revenue growth rate, subscription renewal activity, billing frequency, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended December 31,		Change
(in thousands)	2022	2021	$	%
Net cash (used in) operating activities	$(26,561)	$(30,291)	$3,730	(12)%
Net cash (used in) investing activities	(4,630)	(896)	(3,734)	417
Net cash provided by (used in) financing activities	66,385	(86)	66,471	(77,292)
Net increase (decrease) in cash	$35,194	$(31,273)	$66,467	(213)%

Operating Activities

For the six months ended December 31, 2022, net cash used in operating activities decreased by 12%, from $26.6 million for the six months ended December 31, 2022, as compared to $30.3 million for the six months ended December 31, 2021.

For the six months ended December 31, 2022, net cash used in operating activities was $26.6 million. This consisted of our net income of $17.8 million and a net use of cash from changes in operating assets and liabilities of $3.0 million partially offset by adjustments for non-cash gains, net of $41.3 million. The net use of cash from changes in operating assets and liabilities primarily relate to a increase in accounts receivable of $1.1 million, an increase in prepaids and other current assets of $1.2 million, a decrease in accrued liabilities of $2.1 million and a decrease in deferred revenue of $6.6 million. Such uses of cash were partially offset by a decrease in deferred costs of $6.3 million and a decrease in accounts payable of $1.4 million. The non-cash adjustments primarily relate to gains associated with changes in fair value of warrants and convertible promissory notes of $48.3 million and change in fair value of our liability-classified warrants of $11.2 million,  forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of unvested founder shares liability of $1.2 million, partially offset by loss on debt extinguishment of debt and financing obligations of $8.1 million, stock-based compensation expense of $3.0 million, paid in-kind interest expense of $2.4 million, share and warrant cost on termination of convertible note agreement of $2.4 million, earnout share stock-based compensation expense of $1.9 million, amortization of debt discount and debt issuance costs of $1.9 million, and depreciation, amortization and impairment of $0.8 million,.

For the six months ended December 31, 2021, net cash used in operating activities was $30.3 million. This consisted of our net loss of $43.0 million and a net use of cash from changes in operating assets and liabilities of $16.5 million partially offset by adjustments for non-cash charges of $29.2 million. The net use of cash from changes in operating assets and liabilities primarily relate to decreases in deferred revenue of $7.3 million, vendor financing facility of $6.8 million, accounts payable of $4.8 million and accrued liabilities of $2.7 million, partially offset by decreases in deferred costs of $6.0 million. The non-cash adjustments primarily relate to change in fair value of convertible promissory notes of $26.9 million, change in fair value of our liability-classified warrants of $2.8 million, depreciation and amortization of $1.1 million and stock-based compensation expense of $1.0 million, partially offset by forgiveness of one of our PPP loans of $2.6 million.

Investing Activities

For the six months ended December 31, 2022, net cash used in investing activities increased from $4.6 million for the six months ended December 31, 2022, as compared to $0.9 million for the six months ended December 31, 2021.

For the six months ended December 31, 2022, cash used in investing activities was $4.6 million which primarily consisted of cash outflows for capitalized software of $2.5 million and a cash outflow for an investment in non-affiliate of $2.0 million.

For the six months ended December 31, 2021, cash used in investing activities was $0.9 million which primarily consisted of cash outflows for capitalized software of $0.8 million.

Financing Activities

For the six months ended December 31, 2022, net cash provided by financing activities increased $66.5 million, to $66.4 million of cash provided by financing activities for the six months ended December 31, 2022, as compared to $0.1 million cash used in financing activities for the six months ended December 31, 2021.

For the six months ended December 31, 2022, cash provided by financing activities was $66.4 million, which consisted primarily of proceeds from the issuance of term loans of $60.3 million, contributions from the Merger and PIPE financing, net of transaction costs, of $49.8 million, proceeds from the issuance of common stock of $1.0 million, partially offset by repayment of term loans of $33.0 million, penalties and other costs on extinguishment of debt of $6.1 million, payment of deferred transactions costs of $1.9 million, principal payments of financing obligations of $2.7 million, and payment of debt issuance costs of $1.1 million.

For the six months ended December 31, 2021, cash used in financing activities was $0.1 million, which consisted primarily of payments of financing obligations of $1.0 million and payments of deferred transaction costs of $0.1 million, partially offset by proceeds from the issuance of convertible promissory notes of $0.5 million and from the issuance of financing obligations of $0.5 million.

Financing Obligations

As of December 31, 2022 and June 30, 2022, the Company’s financing obligations consisted of the following:

	As of December 31,	As of June 30,
(in thousands)	2022	2022
Receivable financing facility	$4,628	$5,911
Equipment financing facility	2,158	2,929
Total financing obligations	6,786	8,840
Less: financing obligations, current	(6,786)	(8,840)
Total financing obligations, non-current	$—	$—

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

On August 15, 2021, November 16, 2021, February 22, 2022, May 31, 2022, and August 18, 2022, in accordance with the terms of the receivable financing facility, we rolled forward the receivable financing facility, enabling us to continue our quarterly borrowings for a minimum of twelve-months. Subject to the approval of the financier, we may continue rolling forward the receivable financing facility.

Equipment Financing Facility

Beginning in 2019, we entered into arrangements with third party financiers to secure payments of certain tablet purchases. Such arrangements generally have terms ranging from 3 to 5 years and interest rates ranging from 8% to 14%. We then lease the tablets monetized by the financiers to our customers through operating leases that have 4-year terms.

In fiscal year 2023, due to our liquidity position and other commitments, we postponed certain payments on certain arrangements with third party financiers, which resulted in us defaulting on said arrangements. We have remedied the matter via repayment agreements with our third party financiers, as discussed below.

On November 4, 2022, the Company executed an amendment with one of its third-party financiers to defer non-payments, which increased the monthly payments due for the remaining term of the arrangment.

On November 21, 2022, the Company executed an amendment with one of its third-party financiers. The Company repaid one of the arrangements by making a cash disbursement of $0.4 million, of which extinguished all obligations and resulted in $0.3 million being recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income (loss).

As a result of the amendment executed on November 4, 2022 and early termination executed on November 21, 2022, the default on payments due as described above has been waived and the Company is in compliance as of December 31, 2022. We have classified all of our obligations under these arrangements as short-term within financing obligations, current as of December 31, 2022 and June 30, 2022.

Debt Arrangements

As of December 31, 2022 and June 30, 2022, our outstanding debt, net of debt discounts, consisted of the following:

	As of December 31,	As of June 30,
(in thousands)	2022	2022
Convertible promissory notes	$—	$89,663
Term loans	52,022	25,443
PPP Loans	—	2,000
Total debt	52,022	117,106
Less: debt, current	—	(115,106)
Total debt, noncurrent	$52,022	$2,000

Convertible Promissory Notes

As of June 30, 2022, we had convertible notes outstanding to various investors, all of which were accounted for under the fair value option. As of June 30, 2022, the fair value of such convertible promissory notes was $89.7 million. In conjunction with the Merger, all convertible promissory notes converted into shares of common stock. Further certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022.

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

In connection with the entry into the Credit Agreement, (defined below), on September 21, 2022, we repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on our condensed consolidated statement of operations and comprehensive income (loss).

Lago Loans

On March 11, 2022, we entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided us with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. We pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. We may prepay at any time for a fee, dependent on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. We issued 205,602 warrants to purchase common stock with the Lago Loan. Refer to Note 10 of Item 1 of this Quarterly Report on Form 10-Q for further details.

On August 4, 2022, we received an additional tranche of term loan in the amount of $5.3 million via an amendment to the Lago Loan. Further, we issued an additional 169,310 warrants to purchase common stock with the additional tranche. We determined that the amendment with the lender should be accounted for as an extinguishment and recorded a loss on extinguishment of debt and financial obligations of $6.0 million on our condensed consolidated statement of operations and comprehensive income (loss).

In connection with the entry into the Credit Agreement (defined below) on September 21, 2022, we repaid all outstanding loans by making a cash disbursement of $22.4 million, of which $17.8 million was repayment of principal and $0.1 million was payment of payable in kind interest. Further $4.4 million of cash was paid related to prepayment and other penalties.

Credit Agreement

On September 21, 2022, in connection with the consummation of the Merger, we entered into a Credit Agreement (the “Credit Agreement”) with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent (the “Agent”), the lenders (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Term Loans”).

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

We must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. As of December 31, 2022, we were in compliance with all applicable covenants.

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

During the three and six months ended December 31, 2022, we recorded PIK interest expense amounts of $2.1 million and $2.3 million, respectively, which has been reflected as an increase to the outstanding debt balance. Further, during the three and six months ended December 31, 2022, we recorded interest expense associated with the amortization of debt discounts in the amount $0.5 million and $0.6 million, respectively. Accordingly at December 31, 2022, the term loans, noncurrent balance of $52.0 million reflects $55.0 million of principal and $2.3 million PIK interest accrual, as reduced by unamortized debt issuance costs of $5.3 million.

Paycheck Protection Program Loan

In April 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan for $2.6 million through the U.S. Small Business Administration. In March 2021, a second PPP loan was obtained in the amount of $2.0 million, for a total of $4.6 million. The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. We used the funds for these expenses and applied for loan forgiveness of the PPP funds. No collateral or personal guarantees were required for the loan. The PPP loans would bear an interest rate of 1% and a maturity of two years for the first loan and five years for the second loan. We account for the loans as debt subject to the accounting guidance in ASC 470, Debt.

During the six months ended December 31, 2021 we received forgiveness for the first PPP loan of $2.6 million and recognized as other income, net. In July 2022, we were granted forgiveness of the second loan in an amount of approximately $2.0 million, which was recognized as other income, net on the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and June 30, 2022.

Other Recent Developments

In June 2022, we received a favorable arbitrator ruling related to a matter with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses. The award has not met the criteria to be considered realizable as of December 31, 2022. As a result, we have not recognized any gain related to this settlement in our condensed consolidated statement of operations and comprehensive income (loss).

Related Party Transactions

We have certain convertible promissory notes and embedded warrants with entities in which a member of our board of directors is an officer of the entity and has a financial interest in the entity (“affiliated entities”). As of June 30, 2022, $9.6 million of our convertible promissory notes and embedded warrants balance is due to a related party, all of which are due within 12 months. The convertible notes and embedded warrants converted into shares of common stock during the six months ended December 31, 2022. Refer to Note 7 for further details.

During the six months ended December 31, 2022, we received an equity investment of $1,000 from an investor in exchange for 133,333 shares of common stock in the Company. Refer to Note 9 of Item 1 of this Quarterly Report on Form 10-Q for further details. for further details.

In addition, during the six month ended December 31, 2022 we granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11 of Item 1 of this Quarterly Report on Form 10-Q for further details.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Our most significant estimates and judgments are related to collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, the fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, earnout and unvested founder shares arrangements, valuation of investments in non-affiliates, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 1 to the audited consolidated financial statements as of and for the years ended June 30, 2022 and 2021 and the related notes contained in exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 16, 2022.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.

During the three and six months ended December 31, 2022 and 2021, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and AI Platform products (“Platform revenue”), which includes hardware, hardware accessories, software, customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The platform revenue stream is generated from fees charged to customers for access to our Presto Touch product and is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due monthly over the term of the contract. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from AI Platform products was not material for the three and six months ended December 31, 2022 and 2021. Such revenue generated from AI Platform products is inclusive of $0.4 million and $0.6 million of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of a customer for the three and six months ended December 31, 2022, respectively. Refer to the Components of Results of Operations above for further details. We also maintain arrangements with a certain customer whereby we leased the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive income (loss). Refer to the Components of Results of Operations section above for further details.

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

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance as one combined performance obligation for the Presto Touch product, and for gaming agreements, 2) premium content, or gaming. Professional services were insignificant during the three and six months ended December 31, 2022 and 2021.

Our Presto Touch is considered to have a single performance obligation because each element of the Presto Touch product is interdependent and cannot function independently. The software and hardware for the Presto Touch product represents one combined output and the customer cannot benefit from the use of one element without the other.

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

3.	Determination of the transaction price — our MSAs stipulate the terms and conditions, and separate license agreements dictate the transaction price, and typically outlines as a price per store location or number of Presto Touch product. The transaction price is generally fixed fee, with a portion due upfront upon signing of the contract and the remainder due upon installation of the Presto Touch products. The transaction price for transaction revenue is a fixed fee charged per game. We occasionally provide consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.
4.	Allocation of the transaction price to the performance obligations in the contract — The Presto Touch and premium content contracts are each comprised of one performance obligation and do not require reallocation of the contract price.
5.	Recognition of revenue when, or as, we satisfy a performance obligation — As the customer simultaneously receives and consumes the benefits provided by us through continuous access to our SaaS platform, revenue from the Presto Touch and the AI Platform is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

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

We did not grant options during the three and six months ended December 31, 2022.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average cost method, which approximates the first-in first-out inventory method. This method is consistent and valued separately across new inventories and refurbished inventories. Inventories are comprised of finished goods (tablets) and related component parts. We purchase our inventories from a third-party manufacturer as finished goods and store the inventory partially in our own warehouse and partially at a third-party warehouse. We establish provisions for excess and obsolete inventories after an evaluation of historical sales, future demand and market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are made in the normal course of business and are charged to cost of revenue in the consolidated statements of operations and comprehensive loss. The provision for excess and obsolete inventories was immaterial for the three and six months ended December 31, 2022 and 2021.

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

We elected the fair value option to account for the convertible promissory notes and embedded warrants because we believe it more accurately reflects the value of the debt in the financial statements. The principal amount of the convertible promissory notes, embedded warrants and accrued interest is measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as enterprise value and management assessments of the probability of expected future events, including conversion upon next private financing of preferred stock, conversion upon next financing in a public liquidity event, conversion upon a change in control, conversion upon maturity and default. Other inputs included a discount rate of 16.5% for the principal amount of the convertible promissory notes as of June 30, 2022. Changes in the fair value of the convertible promissory notes and embedded warrants were included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive loss.

The fair value of the unvested founder shares liability was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 76.2% and 73.3% as of the Merger date and December 31, 2022, respectively, based on the historical volatility of comparable publicly traded companies.

Investment in Non-Affiliate

Investments in non-affiliates include equity security investments in third party entities without a readily determinable fair value in which the Company’s influence is deemed nonsignificant. Investments in non-affiliates are recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or observable price changes. Any impairments or observable price changes are reported in other income, net on the condensed consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements

See the sections entitled “Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” in Note 1 of Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the filing date of this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, credit and inflation risks. We are not exposed to significant foreign exchange risk.

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

The following customers accounted for more than 10% of revenues during the following periods:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Customer A	60%	49%	60%	52%
Customer B	22%	24%	23%	25%
Customer C1	14%	16%	14%	17%
	96%	89%	97%	94%

1 The decrease in revenue is attributable to the customer relationship cancellation with certain franchisees within Customer C.

The following customers accounted for more than 10% of accounts receivable as of December 31, 2022 and June 30, 2022:

	As of December 31,	As of June 30,
	2022	2022
Customer A	33%	31%
Customer B	14%	41%
Customer C1	15%	—%
Customer D	25%	11%
	87%	83%

1Customers with a dash accounted for less than 10% of accounts receivable at period end.

We are exposed to vendor concentration risk as we supply tablets from one vendor and currently source our hardware and software used in the AI Platform from one vendor. Our operating results could be adversely affected should any of the following occur: the vendor used to supply tablets increases their prices or either vendor incurs disruptions in its supply of goods or services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Dated: February 15, 2023	PRESTO AUTOMATION INC.

	By:	/s/ Rajat Suri
	Name:	Rajat Suri
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ashish Gupta
	Name:	Ashish Gupta
	Title:	Chief Financial Officer
(Principal Financial Officer)