Form 10-Q
period 2023-03-31
Presto Automation Inc.
filed 2023-05-19
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, 51,997,674 shares of Common Stock, par value $0.0001 per share were issued and outstanding.

PRESTO AUTOMATION INC.

Form 10-Q

For the Quarter Ended March 31, 2023

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the following:

●	If Presto fails to manage its growth effectively, to sustain its recent revenue growth or attract new customers, it may be unable to execute its business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
●	Presto’s limited operating history with its new AI Platform (previously Vision and Voice) products in a new and developing market makes it difficult to evaluate its current business and future prospects and may increase the risk that it will not be successful.
●	Presto has a history of generating net losses, and if it is unable to achieve adequate revenue growth while its expenses increase, it may not achieve or maintain profitability in the future.
●	The COVID-19 pandemic has adversely impacted (including as a result of global supply chain shortages that Presto expects to continue for the foreseeable future) and may continue to adversely impact Presto’s results of operations and financial condition.
●	Presto generates a significant portion of its revenue from its three largest customers, and the loss or decline in revenue from any of these customers could harm its business, results of operations, and financial condition.
●	If Presto fails to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of its platform in a manner that responds to its customers’ evolving needs, its business may be adversely affected.
●	Since Presto recognizes revenue from the sale of its products over a multi-year term, downturns or upturns in sales are not immediately reflected in full in its results of operations.
●	Presto and certain of its third-party partners, service providers, and sub processors transmit and store personal information of its customers and consumers. If the security of this information is compromised, Presto’s reputation may be harmed, and it may be exposed to liability and loss of business.
●	Presto is subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security, and noncompliance with such laws could adversely affect its business.
●	Unfavorable conditions in the restaurant industry or the global economy, including with respect to food, labor, and occupancy costs, could limit Presto’s ability to grow its business and materially impact its financial performance.

ii

●	Presto may require additional capital, which additional financing may result in restrictions on its operations or substantial dilution to its stockholders, to support the growth of its business, and this capital might not be available on acceptable terms, if at all.
●	Presto has outstanding secured debt that contains financial covenants and other restrictions on its actions that may limit its operational flexibility or otherwise adversely affect its results of operations.
●	Presto’s sales cycles can be long and unpredictable, and its sales efforts require considerable investment of time and expense.
●	Presto has identified material weaknesses in its internal control over financial reporting and, if it fails to remediate these deficiencies, it may not be able to accurately or timely report its financial condition or results of operations.
●	Presto’s current liquidity resources raise substantial doubt about the Company’s ability to continue as a going concern and unless Presto raises additional capital to meet its obligations, this doubt may not be alleviated.
●	Recent turmoil in the banking industry may negatively impact Presto’s ability to acquire financing on acceptable terms if at all, and worsening conditions or additional bank failures could result in a loss of deposits over federally insured levels.
●	Presto relies on a limited number of suppliers to provide part of the technology it offers and is therefore at risk of shortages, price increases, changes, delays or discontinuations of hardware or software providers.
●	Presto relies substantially on a select few payment processors to facilitate payments made by or to guests and customers, and if it cannot manage risks related to its relationships with its payment processors, its business, financial condition, and results of operations could be adversely affected.
●	Presto relies on computer hardware, licensed software and services rendered by third parties and the interoperability thereof in order to run its business.
●	Presto’s business is subject to a variety of U.S. laws and regulations (including with respect to payment transaction processing), many of which are unsettled and still developing, and Presto or its customers’ failure to comply with such laws and regulations could subject it to claims or otherwise adversely affect its business, financial condition, or results of operations.
●	Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on Presto’s results of operations.
●	Presto could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs its customers would have to pay for its products and adversely affect its results of operations.
●	If Presto fails to adequately protect its intellectual property rights, its competitive position could be impaired and it may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect its rights.
●	Presto has been, and may in the future be, subject to claims by third parties of intellectual property infringement, which, if successful could negatively impact operations and significantly increase costs.
●	Presto uses open-source software in its platform, which could negatively affect its ability to sell its services or subject it to litigation or other actions.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).
●	The Company’s forward-looking statements speak only as of the date of their initial issuance, and the Company does not undertake aby obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	As of	As of
	March 31,	June 30
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,978	$3,017
Accounts receivable, net of allowance for doubtful accounts of $135 and $353, respectively	2,207	1,518
Inventories	395	869
Deferred costs, current	3,772	8,443
Prepaid expenses and other current assets	1,851	707
Total current assets	35,203	14,554
Deferred costs, net of current portion	22	2,842
Investment in non-affiliate	2,000	—
Deferred transaction costs	—	5,765
Property and equipment, net	1,215	1,975
Intangible assets, net	8,436	4,226
Goodwill	1,156	1,156
Other long-term assets	578	18
Total assets	$48,610	$30,536

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,267	$5,916
Accrued liabilities	4,152	6,215
Financing obligations, current	3,720	8,840
Term loans, current	53,979	25,443
Convertible promissory notes and embedded warrants, current	—	89,663
Deferred revenue, current	1,551	10,532
Total current liabilities	66,669	146,609
Financing obligations, net of current	1,860	—
PPP loans	—	2,000
Warrant liabilities	1,623	4,149
Deferred revenue, net of current portion	264	237
Other long-term liabilities	426	—
Total liabilities	70,842	152,995

Commitments and Contingencies (Refer to Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of March 31, 2023 and June 30, 2022, respectively; no shares issued and outstanding as of March 31, 2023 and June 30, 2022 respectively	—	—
Common stock, $0.0001 par value–180,000,000 shares authorized as of March 31, 2023 and June 30, 2022, and 51,921,941 and 27,974,439 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	5	3
Additional paid-in capital	176,466	78,321
Accumulated deficit	(198,703)	(200,783)
Total stockholders’ deficit	(22,232)	(122,459)
Total liabilities and stockholders’ deficit	$48,610	$30,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue
Platform	$3,088	$5,083	$11,617	$14,754
Transaction	3,519	2,451	9,699	7,705
Total revenue	6,607	7,534	21,316	22,459

Cost of revenue
Platform	2,743	4,057	10,951	11,872
Transaction	3,084	2,185	8,561	6,749
Depreciation and impairment	291	279	873	1,206
Total cost of revenue	6,118	6,521	20,385	19,827
Gross profit	489	1,013	931	2,632

Operating expenses:
Research and development	5,496	3,927	16,877	11,733
Sales and marketing	2,127	1,966	6,753	4,791
General and administrative	7,408	2,978	19,608	7,110
Loss on infrequent product repairs	—	119	—	582
Total operating expenses	15,031	8,990	43,238	24,216
Loss from operations	(14,542)	(7,977)	(42,307)	(21,584)
Change in fair value of warrants and convertible promissory notes	1,599	18,102	61,043	(11,668)
Interest expense	(2,991)	(1,162)	(9,397)	(3,418)
Loss on extinguishment of debt and financing obligations	—	—	(8,095)	—
Other financing and financial instrument expenses, net	—	—	(1,768)	—
Other income (expense), net	257	(12)	2,612	2,629
Total other income (expense), net	(1,135)	16,928	44,395	(12,457)
Income (loss) before provision for income taxes	(15,677)	8,951	2,088	(34,041)
Provision (benefit) for income taxes	3	(3)	8	21
Net income (loss) and comprehensive income (loss)	$(15,680)	$8,954	$2,080	$(34,062)
Numerator adjustments for diluted earnings per share:
Less: Change in fair value of convertible notes	—	(16,307)	—	—
Net income (loss) attributable to common stockholders, diluted	$(15,680)	$(7,353)	$2,080	$(34,062)
Net income (loss) per share attributable to common stockholders, basic	$(0.30)	$0.33	$0.05	$(1.25)
Net income (loss) per share attributable to common stockholders, diluted	(0.30)	(0.23)	0.04	(1.25)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	51,453,368	27,316,602	44,173,570	27,213,403
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	51,453,368	31,838,707	54,539,795	27,213,403

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$—	51,231,608	$5	$170,794	$(183,023)	$(12,224)
Issuance of common stock upon exercise of stock options	—	—	370,692	—	220	—	220
Fair value of issued warrants on common stock	—	—	—	—	499	—	499
Issuance of common stock	—	—	10,000	—	100	—	100
Issuance of common stock upon vesting of restricted stock units (Note 11)	—	—	309,641	—	—	—	—
Earnout shares stock-based compensation (Note 1)	—	—	—	—	1,604	—	1,604
Stock-based compensation (Note 11)	—	—	—	—	3,249	—	3,249
Net loss	—	—	—	—	—	(15,680)	(15,680)
Balance at March 31, 2023	—	$—	51,921,941	$5	$176,466	$(198,703)	$(22,232)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	27,260,624	3	75,459	(187,485)	(112,023)
Issuance of common stock upon exercise of stock options	—	—	93,529	—	46	—	46
Stock-based compensation	—	—	—	—	430	—	430
Fair value of newly issued common stock warrants	—	—	—	—	348	—	348
Net income	—	—	—	—	—	8,954	8,954
Balance at March 31, 2022	—	$—	27,354,153	$3	$76,283	$(178,531)	$(102,245)

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,778,182	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,974,439	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	517,515	—	280	—	280
Fair value of issued warrants on common stock	—	—	—	—	1,352	—	1,352
Issuance of common stock upon net exercise of warrants	—	—	136,681	—	—	—	—
Issuance of common stock (Note 9)	—	—	143,333	—	1,100	—	1,100
Issuance of common stock upon vesting of restricted stock units (Note 11)	—	—	798,239	—	—	—	—
Issuance of shares and transfer of warrants upon termination of convertible note agreement (Note 9)	—	—	323,968	—	2,412	—	2,412
Conversion of convertible notes into common stock (Note 7)	—	—	8,147,938	1	41,391	—	41,392
Warrants issued with Credit Agreement (Note 7)	—	—	—	—	2,076	—	2,076
Reclassification of liability classified warrants to equity (Note 10)	—	—	—	—	830	—	830
Contribution by shareholder in conjunction with Credit Agreement (Note 7)	—	—	—	—	2,779	—	2,779
Earnout shares stock-based compensation (Note 1)	—	—	—	—	3,478	—	3,478
Merger and PIPE Financing (Note 1)	—	—	13,879,828	1	35,737	—	35,738
Stock-based compensation (Note 11)	—	—	—	—	6,710	—	6,710
Net income	—	—	—	—	—	2,080	2,080
Balance at March 31, 2023	—	$—	51,921,941	$5	$176,466	$(198,703)	$(22,232)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	28,343,420	$28	5,132,354	$5	$74,417	$(144,469)	$(70,019)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,980,406	(2)	30	—	—
Adjusted balance, beginning of period	—	—	27,112,760	3	74,447	(144,469)	(70,019)
Issuance of common stock upon exercise of stock options	—	—	241,393	—	104	—	104
Stock-based compensation	—	—	—	—	1,384	—	1,384
Fair value of newly issued common stock warrants	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	(34,062)	(34,062)
Balance at March 31, 2022	—	$—	27,354,153	$3	$76,283	$(178,531)	$(102,245)

The accompanying notes are an integral part of these condensed consolidated financial statements.

a

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$2,080	$(34,062)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	1,262	1,524
Stock-based compensation	5,794	1,384
Earnout share stock-based compensation	3,478	—
Contra-revenue associated with warrant agreement (Refer to Note 2)	1,073	—
Noncash expense attributable to fair value liabilities assumed in Merger	34	—
Change in fair value of liability classified warrants	(12,555)	1,066
Change in fair value of warrants and convertible promissory notes	(48,271)	10,602
Amortization of debt discount and debt issuance costs	2,433	405
Loss on extinguishment of debt and financing obligations	8,095	—
Paid-in-kind interest expense	4,604	15
Share and warrant cost on termination of convertible note agreement	2,412	—
Forgiveness of PPP Loan	(2,000)	(2,599)
Change in fair value of unvested founder shares liability	(1,392)	—
Noncash lease expense	264	—
Loss on disposal off property and equipment	16	—
Changes in operating assets and liabilities:		—
Accounts receivable, net	(689)	(524)
Inventories	474	(905)
Deferred costs	7,769	8,978
Prepaid expenses and other current assets	(742)	538
Other long-term assets	—	(80)
Accounts payable	1,480	(4,297)
Vendor financing facility	—	(6,792)
Accrued liabilities	(2,137)	(2,551)
Deferred revenue	(8,954)	(10,917)
Other long-term liabilities	(247)	(200)
Net cash used in operating activities	(35,719)	(38,415)
Cash Flows from Investing Activities
Purchase of property and equipment	(229)	(214)
Payments relating to capitalized software	(3,584)	(1,249)
Investment in non-affiliate	(2,000)	—
Net cash used in investing activities	(5,813)	(1,463)
Cash Flows from Financing Activities
Proceeds from the exercise of common stock options	280	104
Proceeds from the issuance of term loans	60,250	12,600
Payment of debt issuance costs	(1,294)	(1,287)
Repayment of term loans	(32,980)	—
Payment of penalties and other costs on extinguishment of debt	(6,144)	—
Proceeds from issuance of convertible promissory notes and embedded warrants	—	5,500
Proceeds from issuance of financing obligations	—	—
Principal payments of financing obligations	(3,669)	(2,009)
Proceeds from the issuance of common stock	1,100	—
Contributions from Merger and PIPE financing, net of transaction costs and other payments	49,840	—
Payments of deferred transaction costs	(1,890)	(1,541)
Net cash provided by financing activities	65,493	13,367

Net increase (decrease) in cash and cash equivalents	23,961	(26,511)
Cash and cash equivalents at beginning of period	3,017	36,909
Cash and cash equivalents at end of period	$26,978	$10,398
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$916	$9
Issuance of warrants (Refer to Note 2)	1,352	1,466
Capital contribution from shareholder in conjunction with Credit Agreement	2,779	—
Issuance of warrants in conjunction with Credit Agreement	2,705	—
Issuance of warrants in conjunction with Lago Term Loan	843	—
Convertible note conversion to common stock	41,392	—
Reclassification of warrants from liabilities to equity	830	—
Recognition of liability classified warrants upon Merger	9,388	—
Recognition of Unvested Founder Shares liability	1,588	—
Forgiveness of PPP Loan	2,000	2,599
Transaction costs recorded in accounts payable and accrued liabilities	—	5,584
Right of use asset in exchange for operating lease liability	308	—
Cancellation of June 2021 Note and related accrued interest, with issuance of February 2022 Note	—	20,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables are in thousands, unless otherwise noted)

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

Trust Proceeds and PIPE investment

Following the closing of the Ventoux’s initial public offering on December 30, 2020, $151.5 million was placed in a trust account, (the “Trust”), for which various redemptions of amounts in the Trust were made up until the date of the Merger. On the closing date of the Merger, $9.5 million of unredeemed funds were released to Ventoux from the Trust.

In connection with the execution of the Merger, Ventoux entered into separate subscription with a number of investors, pursuant to which the subscribers agreed to purchase, and Ventoux agreed to sell to the subscribers, an aggregate of 7,133,687 shares of common stock (the “PIPE Shares”), for an aggregate purchase price of $55.4 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger.

Upon consummation of the Merger, Presto received approximately $49.8 million from the Trust and PIPE, net of transaction costs and other payments as set forth as follows:

Net Cash
Cash—Ventoux Trust and working capital cash	$9,584
Cash—PIPE investment	55,400
Less: transaction costs and other payments(1)	(15,144)
Total	$49,840
(1)	Amount reflects (1) the repayment of $1.9 million of Ventoux related party loans utilizing proceeds from Trust, (2) the payment of $7.8 million in Ventoux transaction costs related to the Merger, (3) the payment of $4.9 million in Legacy Presto transaction costs related to the Merger and (4) the payment of certain other costs not directly related to the Merger in the amount of $0.5 million. Legacy Presto also incurred $2.1 million in transaction costs which were paid via the issuance of 260,000 Company shares. Further in conjunction with the Merger, Legacy Presto incurred $3.2 million in transaction costs which were either paid prior to or after the Merger. As of March 31, 2023, all of the transaction costs incurred by Legacy Presto have been fully paid. Accordingly, in total Legacy Presto incurred transaction costs amounting to $10.4 million.

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

Earnout Arrangement with holders of Legacy Presto Common Stock and Outstanding Equity Awards

Concurrent with the closing of the Merger, holders of Legacy Presto common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 15,000,000 shares of Company common stock (or equivalent equity award) that would be issued as follows:

●	7,500,000 shares, if, during the period from and after the closing of the Merger until the third anniversary of the closing of the Merger, the Volume Weighted Average Price (“VWAP” as defined in the Agreement and Plan of Merger among Ventoux CCM Acquisition Corp., as Acquiror, Ventoux Merger Sub I Inc. as First Merger Sub., Ventoux Merger Sub II LLC as Second Merger Sub and E La Carte, Inc. as the Company, dated November 10, 2021 (the “Business Combination Agreement”) of Presto common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, and
●	an additional 7,500,000 shares, if, during the period from and after the closing of the Merger until the fifth anniversary of the closing of the Merger, the VWAP of Presto common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. The fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. The earnout shares are measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP. The grant date fair value of each earnout share was $3.17. Of the 15,000,000 earn-out shares, 4,771,116 earnout shares were given to common stock, option and RSU holders that are held by current employees and directors are accounted for under ASC 718. During the period from the date of the Merger through March 31, 2023, the Company recorded stock-based compensation expense associated with earnouts in the amount of $3.5 million to equity award holders who held awards associated with the Company’s equity incentive plan and to common stock holders held by current employees and directors, of which $2.3 million, $1.0 million, and $0.2 million are recorded within general and administrative, research and development and sales and marketing expenses, respectively, on the condensed consolidated statement of operations and comprehensive income (loss). During three months ended March 31, 2023, the Company recorded stock-based compensation expense associated with earnouts, to the same equity award holders as above, in the amount of $1.6 million of which $1.1 million, $0.4 million, and $68 thousand are recorded within general and administrative, research and development and sales and marketing expenses, respectively, on the condensed consolidated statement of operations and comprehensive income (loss).

As of March 31, 2023, unrecognized stock-based compensation expense is $11.3 million which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based compensation for awards with a performance-based vesting condition that was previously deemed not probable to occur as of December 31, 2022, was modified in the three months ended March 31, 2023 to waive the condition and thus the performance condition was removed and resulted in an immaterial modication of expense and the awards are now vesting according to the original awards vesting schedule. As of March 31, 2023, 360,813 earnout shares held by current employees and directors were forfeited. The Earnout shares given to common stockholders not held by current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on its condensed consolidated balance sheet. As of March 31, 2023, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

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

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60 trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable unvested founder shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any unvested founder shares shall automatically vest. As of March 31, 2023, all of the unvested founder shares remain unvested as the vesting conditions have not been achieved.

The Company has concluded that the unvested founder shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly, such financial instruments are classified as liabilities. With the closing of the Merger, the Company recorded $1.6 million within other long-term liabilities. During the period from the closing of the Merger until March 31, 2023 and the three months ended March 31, 2023 the Company recorded a gain on remeasurement of $1.4 million and $0.2 million respectively, which are included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss).

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

Total net liabilities of Ventoux assumed by the Company was $9.8 million, which is inclusive of a liability for the private warrants of $9.4 million but excludes the $55.4 million in PIPE proceeds raised by Ventoux immediately prior to the Merger. The remaining net liabilities assumed from Ventoux were immaterial to the Company.

Cyborg Ops

As a consequence to the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps became due and payable resulting in an expense of $1.9 million, of which $1.8 million and $0.1 million has been recorded within research and development and sales and marketing, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for nine months ended March 31, 2023.

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1.1 billion, (ii) the last day of the fiscal year following the fifth anniversary of the completion of Ventoux’s initial public offering, which occurred on December 30, 2020, (iii) the date on which the Company issued more than $1.0 billion in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.

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

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, and its results of operations for the three and nine months ended March 31, 2023 and 2022 and cash flows for the nine months ended March 31, 2023 and 2022. The results for the three and nine months ended March 31, 2023 and 2022, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with the Legacy Presto’s financial statements and related notes for the fiscal year ended June 30, 2022 included as Exhibit 99.1 of the Current Report on Form 8-K as filed with the SEC on December 16, 2022, where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. The unaudited condensed consolidated balance sheet as of June 30, 2022, has been derived from the Company’s audited financial statements.

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

Impact of COVID-19

The Company has been subject to risks and uncertainties because of the outbreak of COVID-19, and actions takend by the federal, state and local governments to control the spread of infections. The extent of any continuing impact of the COVID-19 pandemic on the Company’s business remains uncertain and difficult to predict, as government authorities may implement new restrictions in response to changes in the number of COVID-19 infections or new variants of the disease. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which resulted in a global economic slowdown, supply chain issues and inflationary pressures.

The Company took several actions to mitigate the effects of the COVID-19 pandemic on its operations and franchisees. In April 2020, the Company received a loan of approximately $2.6 million under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), to assist with the economic hardships caused by the pandemic. In March 2021, the Company received a second loan of approximately $2.0 million under the PPP. In August 2021, the Company was granted forgiveness of the first loan of approximately $2.6 million. In July 2022, the Company was granted forgiveness of the second loan of approximately $2.0 million. Refer to Note 7 for further details.

In the three and nine months ended March 31, 2022, the volume of repair charges the Company experienced was higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices. To prevent disruption to customers’ businesses, the Company incurred losses on infrequent customer repairs of $0.1 million and $0.6 million for the three and nine months ended March 31, 2022, respectively, for this issue. The Company has an outstanding claim to recover the costs from its third-party subcontractor who manufactures the hardware, for which the Company received a favorable arbitrator ruling in June 2022. Refer to Note 8 for further details.

The severity of any continued impact of the COVID-19 pandemic or similar health emergencies or pandemics in the future on the Company’s business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing, and extent of customer re-engagement with its brands and, in general, what the short- and long-term impact on consumer discretionary spending may be on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be impacted adversely by future dine-in restrictions and the failure of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by it and its franchisees. As such, the extent to which the Company’s financial condition , liquidity, or results of operations may be negatively impacted by COVID-19 or other health emergencies or pandemics, resulting supply chain disruptions, inflationary pressures and general macroeconomic conditions remains highly uncertain.

Liquidity and Capital Resources

As of March 31, 2023 and June 30, 2022, the Company’s principal sources of liquidity were cash and cash equivalents of $27.0 and $3.0, respectively, which were held for working capital purposes.

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. The Company has incurred recurring operating losses since its inception, including operating losses of $42.3 million and $21.6 million for the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and June 30, 2022, respectively, the Company had an accumulated deficit of $198.7 million and $200.8 million and the Company expects to generate operating and net losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from customers. While the Company received net cash of $49.8 million from the completion of the Merger and raised net cash proceeds of $13.7 million from the issuance of new debt and payment of certain legacy debt obligations, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet the Company’s obligations as they come due. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, subscription renewal activity, billing frequency, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

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

Concentrations of Risks, Significant Customers and Investments

The Company’s financial instruments are exposed to concentrations of credit risk and consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds and incur losses to the extent its deposits exceed amounts insured by the Federal Deposit Insurance Corporation, as described below.

The following three largest restaurant logos (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Customer A	62%	51%	61%	51%
Customer B	16%	26%	21%	26%
Customer C	18%	14%	15%	16%
	96%	91%	97%	93%

The following restaurant logos accounted for more than 10% of accounts receivable:

	As of March 31,	As of June 30,
	2023	2022
Customer A	39%	31%
Customer B	20%	41%
Customer D	27%	11%
	86%	83%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule.

The Company also is exposed to vendor concentration risk as it supplies tablets from one vendor and currently source some hardware and software components used in the AI Platform from one vendor. The Company’s operating results could be adversely affected should any of the following occur: the vendor used to supply tablets increases their prices or either vendor incurs disruptions in its supply of goods or services.

Financial Institutions

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has $26.5 million in deposits in excess of the FDIC limits at March 31, 2023.

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

Leases

The Company leases real estate facilities under a non-cancelable operating lease with remaining lease terms of six months to three years. The Company determines if an arrangement contains a lease at inception based on whether there is an identified property or equipment and whether the Company controls the use of the identified asset throughout the period of use.

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

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company’s lease agreement contains variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less of all asset classes; lease expense from these leases are recognized on a straight-line basis over the lease term.

Revenue Recognition

During the three and nine months ended March 31, 2023 and 2022, the Company derived its revenues from two revenue streams: (1) sales and leases of the Presto Touch and AI Platform products (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The platform revenue stream is generated from fees charged to customers for access to the Company’s Presto Touch, which is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due when the customer goes live. The contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from the AI Platform (previously Voice and Vision) was not material for the three and nine months ended March 31, 2023 and 2022. Such revenue generated from the AI Platform is inclusive of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of an AI Platform customer of $0.5 million and $1.1 million for the three and nine months ended March 31, 2023, respectively. For further details of the terms of the warrant, refer to Note 10.

The Company also maintains arrangements with certain customers whereby the Company leases the Presto Touch to its customer. Revenue associated with the lease is recognized on a straight-line basis as platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive loss.

Transaction Revenue

Transaction revenue consists of a single performance obligation recognized at a point in time when the content is delivered and used. Transaction revenue is recognized on a gross basis as the Company is the principal in the relationship and the restaurant acts as a sales agent between the Company and the diner to upsell premium content purchases during the dining experience. The Company is the principal as the Company is the primary obligor responsible for fulfillment, controls the gaming license and its accessibility and has influence in establishing the price charged to the diner. The portion of gaming service collections withheld by the restaurant for sales commission are recorded to transaction cost of revenues.

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

The Company identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, software-as-a-service (“Saas”) and maintenance as one combined performance obligation (“Presto Touch”) and for gaming agreements, 2) premium content, or gaming. Professional services were insignificant during the three and nine months ended March 31, 2023 and 2022.

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

The adoption of the new standard resulted in recognition of an operating lease ROU asset and operating lease liability of $0.5 million and $0.5 million, respectively, as of July 1, 2022. There was no cumulative impact of transition to retained earnings as of the adoption date. The standard did not impact the accompanying condensed consolidated statements of operations and comprehensive income (loss) and the accompanying condensed consolidated statements of cash flows.

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

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances, in the condensed consolidated balance sheets was $0.7 million and $0.5 million as of March 31, 2023 and June 30, 2022, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following twelve-month period.

The following table summarizes the activity in deferred revenue:

Deferred
Revenue
Balance as of June 30, 2021	$25,623
Additions	2,355
Revenue recognized	(13,271)
Balance as of March 31, 2022	$14,707

Deferred
Revenue
Balance as of June 30, 2022	$10,769
Additions	2,060
Revenue recognized	(11,014)
Balance as of March 31, 2023	$1,815

As of March 31, 2023, approximately $2.8 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $2.5 million of these remaining performance obligations over the next 12 months with the balance recognized thereafter.

On July 29, 2019, the Company entered into an arrangement with Customer A whereby it agreed to provide a $5.0 million marketing development payment once the roll out phase was completed, which occurred on June 4, 2020, with the payment coming due on July 4, 2020. This payment is treated as an offset to revenue recognized under the contract over 4 years and interest accrues on the unpaid balance at a rate of 12% per annum. The payment due on July 4, 2020 was not paid by the Company. As of March 31, 2023 and June 30, 2022, the Company had incurred $0 and $0.2 million of accrued interest expense, respectively.

On September 29, 2021, the Company entered into a settlement agreement with Customer A regarding the payment of a $5.0 million marketing development payment and related accrued interest to be made to the customer and $2.0 million in handheld services to be provided to the customer under a previous contract. Through the settlement agreement, the Company agreed to provide certain alternative installation and replacement services with a value of $2.0 million and cover expenses on behalf of the customer related to a liquid ingress issue resulting from COVID-19 of $3.3 million. The liquid ingress issue was a result of the Company’s devices failure primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. In return, the customer agreed to reduce the payment to be made from $5.0 million to $3.2 million, waive the related accrued interest of $0.8 million and no longer request a refund on a $2.0 million payment it had previously made for handheld services. Of the amounts, $2.9 million was accounted for as contra-loss on infrequent product repairs, $2.4 million as a reduction to accounts payable for the principal and accrued interest owed, $0.3 million as a reduction to deferred revenue, and $0.2 million as prepaid interest as of and for the fiscal year ended June 30, 2021. Subsequently, $0.2 million interest expense was recognized against the prepaid interest balance, $3.2 million was recognized as a reduction to accounts payable for the payment of the outstanding marketing development amount in October 2021. Revenue relating to the installation and replacement services provided as a part of the contract modification was $0.1 million and $0.5 million for the three and nine months ended March 31, 2023, respectively, and $0.1 million and $0.5 million was recognized as revenue relating to the installation and replacement services provided as part of the contract modification for the three and nine months ended March 31, 2022. The Company will continue to offset revenue recognized based on the original $5.0 million marketing development fund.

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 10 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and will be recorded as contra-revenue. Contra-revenue recognized related to the warrant was $0.5 million and $1.1 million for the three and nine months ended March 31, 2023, respectively. There was no contra-revenue recognized during the three and nine months ended March 31, 2022.

AI Platform

The Company remits a share of the gross billings from its arrangement with Customer D to its hardware and software vendor. The Company determined it is the agent in the relationship as it does not control the AI Platform hardware, software, and certain services, and is not primarily responsible for fulfilling the promise to Customer D.

The revenue share paid to the Company’s hardware and software vendor under the Company’s AI Platform revenue share agreement ranged from 64% - 68% of the gross billings to the customer for the three and nine months ended March 31, 2023.

Transaction Revenue

The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 84% - 90% and 83% - 90% of premium content revenue by customer logo for the three and nine months ended March 31, 2023, respectively, while the commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 82% - 90% and 81% - 90% of premium content revenue by customer logo for the three and nine months ended March 31, 2022, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during three and nine months ended March 31, 2023 and 2022.

For the  three and nine months ended March 31, 2023, $0.6 million and $1.5 million of revenue was from leasing arrangements or with predominant leasing components, respectively, while for the  three and nine months ended March 31, 2022, $0.5 million and $1.8 million of revenue was from leasing arrangements, respectively.

3. Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$2,042	$—	$—	$2,042
Total financial assets	$2,042	$—	$—	$2,042

Financial liabilities:
Unvested founder shares liability	$—	$—	$196	196
Warrant liabilities	—	—	1,623	1,623
Total financial liabilities	$—	$—	$1,819	$1,819

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible promissory notes and embedded warrants	$—	$—	$89,663	$89,663
Warrant liabilities	—	—	4,149	4,149
Total financial liabilities	$—	$—	$93,812	$93,812

Valuation Assumptions Related to Unvested Founder Share Liability

The fair value of the unvested founder shares liability was determined by the Company using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock based on the historical volatility of comparable publicly traded companies and the risk-free rate.

The Company estimated the fair value of the unvested founder share liability using the following weighted average assumptions:

	As of March 31, 2023	As of Merger Date
Expected volatility	71.9%	76.2%
Expected term (in years)	4.5	5.0
Risk-free interest rate	3.6%	3.7%

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

The Company had no outstanding convertible promissory notes and embedded warrants as of March 31, 2023.

Valuation Assumptions Related to Warrants

The fair value of the warrant liabilities are determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	March 31,	June 30,
	2023	2022
Risk-free interest rate	3.64%	3.00%
Expected term (in years)	4.93	5.93
Expected volatility	59.07%	65.72%
Expected dividend yield	—	—
Exercise price	$6.15	$7.48

Level 3 Rollforward

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities:

	Convertible
	Promissory		Unvested
	Notes and		Founder
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2021	$62,581	$1,434	$—
Issuance of convertible promissory notes	5,500	—	—
Issuance of warrants	—	1,118
Change in fair value of warrants and convertible promissory notes	10,602	1,066	—
Balance at March 31, 2022	$78,683	$3,618	$—

	Convertible
	Promissory		Unvested
	Notes and		Founder
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2022	$89,663	$4,149	$—
Reclassification of liability classified warrants to equity	—	(830)	—
Issuance of warrants	—	1,471	—
Recognition of warrants and unvested founder shares liabilities assumed upon Merger	—	9,388	1,588
Change in fair value	(48,271)	(12,555)	(1,392)
Conversion of warrant liabilities and convertible promissory notes	(41,392)	—	—
Balance at March 31, 2023	$—	$1,623	$196

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

4. Consolidated Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of	As of
	March 31,	June 30,
	2023	2022
Finished goods	$395	$869
Total inventories	$395	$869

Investments in Non-Affiliates

In December 2022, the Company entered into a simple agreement for future equity (SAFE) with a non-affiliated entity, with the Company making a $2.0 million investment in the entity.  The non-affiliated entity is a closely held early stage technology company, focused on the research and development of voice-related AI products, which to date has been financed through equity and other SAFE investments. The Company’s investment was made to provide further financing to the non-affiliated entity’s research and development efforts. The investment does not provide for the voluntary right to redeem or automatic redemption on a stated date, nor does the Company have the right to voluntarily convert. Rather under a defined next financing, liquidity event, or dissolution conditions of the non-affiliated entity, the investment will either be converted into a future series of preferred stock of the issuer or may be redeemed for cash.

The Company has determined that the Company’s investment in the non-affiliate is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee.  Further, the Company has determined that the Company’s investment in the non-affiliated entity represents an interest in a variable interest entity (“VIE”), for which the Company has determined it is not the primary beneficiary of such non-affiliated entity. Based on the Company’s knowledge and interaction with the non-affiliated entity, in the Company’s judgment, the activities that most significantly impact the non-affiliated entity’s economic performance are those related to the governance and management decisions regarding operations risk.  The Company has determined that it does not have the power to direct such activities, because it has no participation on the board of directors of the VIE or through other ways to influence such activities.  Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. During the period ended March 31, 2023, no impairments or observable price changes were identified or recorded. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of	As of
	March 31,	June 30,
	2023	2022
Tablets	$5,758	$5,663
Computer equipment	625	519
Software	4	562
Total property and equipment	6,387	6,744
Less: accumulated depreciation	(5,172)	(4,769)
Property and equipment, net	$1,215	$1,975

Depreciation expense was $0.4 million and $1.0 million for the three and nine months ended March 31, 2023, respectively, and $0.2 million and $1.2 million for the three and nine months ended March 31, 2022, respectively.

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of	As of
	March 31,	June 30,
	2023	2022
Capitalized software	$7,574	$3,135
Developed technology	1,300	1,300
Domain name	151	151
Intangible assets, gross	9,025	4,586
Less: accumulated amortization	(589)	(360)
Intangible assets, net	$8,436	$4,226

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $0.1 million and $0.3 million for the three and nine months ended March 31, 2023, respectively, and was less than $20 thousand and $70 thousand for the three and nine months ended March 31, 2022, respectively. Within capitalized software as of March 31, 2023 and June 30, 2022, $7.3 million and $2.8 million are in-process capitalized software costs, respectively, and accordingly, the amortization of such costs are excluded from the table below. During the nine months ended March 31, 2022, the Company recognized a loss on impairment of $0.1 million related to its capitalized software in cost of revenue in the Company’s condensed consolidated statement of operations and comprehensive loss.

Total future amortization expense for intangible assets was estimated as follows:

Remainder of 2023	$84
2024	335
2025	335
2026	308
2027	10
Thereafter	56
Total	$1,128

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of	As of
	March 31,	June 30,
	2023	2022
Accrued expenses	$585	$2,176
Accrued vacation	954	874
Accrued payroll	672	1,686
Operating lease liability, current	340	—
Accrued interest	371	402
Accrued repair cost (Refer to Note 8)	311	724
Accrued sales tax	114	86
Accrued other	805	267
Total accrued liabilities	$4,152	$6,215

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of	As of
	March 31,	June 30,
	2023	2022
Unvested founder shares liability	$196	$—
Operating lease liability, net of current portion	230	—
Total other long-term liabilities	$426	$—

5. Leases

As of March 31, 2023, the Company recorded a right of use asset of $0.6 million within other long-term assets on the condensed consolidated balance sheet. As of March 31, 2023, the Company also recorded operating lease liabilities of $0.6 million, of which $0.3 million and $0.2 million were included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. The Company adopted ASC 842 on July 1, 2022, and accordingly, no amounts were recorded for right of use assets or operating lease liabilities as of June 30, 2022. Refer to Note 1 for further details.

For the three and nine months ended March 31, 2023, the Company recorded operating lease costs of $0.1 million and $0.3 million, respectively. The operating lease costs for the three and nine months ended March 31, 2023 included variable operating lease costs of less than $0.1 million and $0.1 million, respectively.

Supplemental information related to the Company’s operating lease was as follows for the nine months ended March 31, 2023:

Operating cash flows used for operating lease	$332
Operating lease liability arising from obtaining ROU asset (1)	$570
Weighted average remaining lease term	1.1	years
Weighted average discount rate	15%
(1)

Amount includes $0.5 million related to the adoption of ASC 842 for existing operating leases on July 1, 2022, and $0.3 million related to the Company entering into a new non-cancelable operating lease agreement during the nine months ended March 31, 2023.

Future minimum lease payments under the Company’s non-cancelable operating leases with an initial lease term in excess of one year subsequent to March 31, 2023 are as follows:

As of March 31,
2023
Remainder of 2023	$100
2024	404
2025	143
Gross lease payments	647
Less: imputed interest	(77)
Present value of net future minimum lease payments	$570

Under the previous lease accounting standard ASC 840, Leases, the aggregate future minimum lease payments under the Company’s non-cancelable operating lease, as of June 30, 2022, was as follows:

As of June 30,
2022
2023	$273
2024	218
2025	127
Total	$618

Rent expense for the three and nine months ended March 31, 2022 was $0.1 million and $0.3 million, respectively.

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of March 31,	As of June 30,
	2023	2022
Receivable financing facility	$4,314	$5,911
Equipment financing facility	1,266	2,929
Total financing obligations	5,580	8,840
Less: financing obligations, current	(3,720)	(8,840)
Total financing obligations, noncurrent	$1,860	$—

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

On April 15, 2023, the Company entered into an amended and restated investment arrangement to amend the payment due dates and periodic payment amounts to be made under the investment agreement. The amended arrangement calls for payments of principal and interest of $0.7 million, $3.5 million and $0.9 million in fiscal years 2023, 2024 and 2025, respectively.

Equipment Financing Facility

Beginning in 2019, the Company entered into arrangements with third party financiers to secure payments of certain tablet purchases. Such arrangements generally have terms ranging from three  – five years and interest rates ranging from 8%-14%. The Company then leases the tablets monetized by the financiers to one of its customers through operating leases that have 4-year terms.

In fiscal year 2022 and during the nine months ended March 31, 2023, due to the Company’s liquidity position and other commitments, the Company postponed certain payments on certain arrangements with third party financiers, which resulted in the Company defaulting on said arrangements. The Company remedied the matter via repayment agreements with its third-party financiers, as discussed below.

On November 4, 2022, the Company executed an amendment with one of its third-party financiers to defer the non-payments, which increased the monthly payments due for the remaining term of the arrangement.

On November 21, 2022, the Company entered into an agreement to early terminate one of its third-party financiers’ arrangement. The Company repaid such arrangement by making a cash disbursement of $0.4 million, which extinguished all obligations and resulted in $0.3 million being recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income (loss).

As a result of the amendment executed on November 4, 2022 and early termination executed on November 21, 2022, the default on payments due as described above has been waived and the Company is in compliance as of March 31, 2023. We have classified all of our obligations under these arrangements as short-term within financing obligations, current as of March 31, 2023 and June 30, 2022.

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of March 31,	As of June 30,
	2023	2022
Convertible promissory notes	$—	$89,663
Term loans	53,979	25,443
PPP Loan	—	2,000
Total debt	53,979	117,106
Less: debt, current	(53,979)	(115,106)
Total debt, noncurrent	$—	$2,000

Credit Agreement

On September 21, 2022, in connection with the consummation of the Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent (the “Agent”), the lenders (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Term Loans”). In March 2023, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) in which the parties amended certain covenants and payment provisions of the existing Credit Agreement. In connection with the First Amendment, the Company entered into the Amended and Restated Fee Letter (the “Fee Letter”) with Metropolitan, pursuant to which Presto paid an amendment fee equal to $0.2 million and granted warrants to purchase 400,000 shares of Presto common stock with an exercise price of $0.01 per share, to Metropolitan Levered Partners Fund VII, LP, Metropolitan Partners Fund VII, LP, Metropolitan Offshore Partners Fund VII, LP and CEOF Holdings LP (the “Metropolitan Entities”). The Company recorded additional debt discount of $0.8 million which represents the fees paid plus the fair value of the warrants and recorded the warrants as liabilities.

The Term Loans were borrowed in full on September 21, 2022. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. During the first 18 months following the closing date, the Company may elect to pay a portion of the accrued and unpaid interest by capitalizing the amount of such interest on a monthly basis and adding the same to the principal balance of the Term Loans, after which such capitalized interest shall accrue interest at the interest rate and otherwise constitute principal under the Term Loan (“PIK Interest”). With respect to interest accruing during the first nine months after the closing date, the Company may elect for 100% of the interest payment to be capitalized as PIK Interest on a monthly basis. With respect to interest accruing after the nine month anniversary of the closing date, but before the 18 month anniversary of the closing date, the Company may elect for 50% of the interest payment to be capitalized as PIK Interest on a monthly basis. The Term Loans mature on March 21, 2025.

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

The Company must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The minimum cash covenant requires us to maintain cash in a separate account in an amount equal to the prior six months of operating expenses plus $1.1 million. The Company was unable to comply with these financial covenants and, as noted below, have obtained a waiver. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. On March 31, 2023, the Company obtained a waiver, pursuant to the First Amendment noted above, of the minimum cash covenant for February 28, 2023 and March 31, 2023, the net leverage ratio for the period from February 28, 2023 through May 31, 2023 and any default occurring from the separation of the Company’s chief executive officer from the Board of Directors in March 2023. The Company is seeking a further waiver in conjunction with its efforts to raise additional financing. The Company is in compliance with all other applicable covenants. However, since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of the Credit Agreement as current on the condensed consolidated balance sheet as of March 31, 2023.

In conjunction with the Credit Agreement, the Company issued 1,500,000 warrants to purchase common stock to the Lenders. Such warrants were determined to be equity classified and the Company recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 for further details on the aforementioned warrants.

As a condition to entering into the Credit Agreement, the Sponsors agreed to transfer 600,000 Presto Automation Inc. shares to the Lender to the Credit Agreement. The share transfer by the Sponsor to the Lenders to the Credit Agreement was such that the substance of the transaction was that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to the Lenders as an incentive for the Lenders to enter into the Credit Agreement. Accordingly, the Company recorded the transaction as debt issuance costs discount of $2.8 million in condensed consolidated balance sheet with an offsetting increase to additional paid-in capital for the contribution.

The Company incurred other debt issuance costs associated with professional services and fees paid to the lender of $1.0 million in conjunction with the signing of the Credit Agreement which were recorded as a debt discount.

During the three and nine months ended March 31, 2023, the Company recorded PIK interest expense amounts of $2.2 million and $4.6 million, respectively, which has been reflected as an increase to the outstanding debt balance. Further, during the three and nine months ended March 31, 2023 the Company recorded interest expense associated with the amortization of debt discounts of $0.6 million and $1.2 million, respectively. Accordingly, as at March 31, 2023, the term loans, noncurrent balance of $54.0 million reflects $55.0 million of principal and $4.6 million of PIK interest accrual, reduced by $5.5 million of unamortized debt issuance costs. The Company had no outstanding amounts related to the Credit Agreement as of June 30, 2022.

Convertible Promissory Notes

As of June 30, 2022, the Company had $89.7 million of convertible notes outstanding to various investors, all of which were accounted for under the fair value option. In conjunction with the Merger all convertible promissory notes converted into shares of common stock. Further on the date of the Merger, certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023. As a consequence of the conversion, $41.4 million was reclassified into additional paid-in capital. Accordingly, there were no remeasurement effects related to the convertible promissory notes, as such notes were longer outstanding during three month period ended March 31, 2023.

During the nine months ended March 31, 2022 the Company issued the July 2021 notes for $0.5 million of convertible promissory notes and issued the February 2022 notes for $25.7 million and repaid the June 2021 notes for $20.0 million with the February 2022 notes. During the three and nine months ended March 31, 2022, the Company recorded a gain on remeasurement of $19.2 million and loss of $10.6 million, respectively, on all outstanding convertible promissory notes, which were recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss).

Term Loans

Horizon Term Loan

On March 4, 2021, the Company entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation, which provided the Company with $15.0 million, bears interest at prime rate plus 6.5% per annum, and has a term of 54 months from each loan funding date. The Horizon Loan payment terms require repayment of accrued interest only on the outstanding principal amount over the first 24 payment dates and an equal payment of principal plus accrued interest on the next 30 payment dates identified in the notes applicable to the loan. The Company pledged certain assets against the Horizon Loan. The Horizon Loan contains financial covenants that require the maintenance of an unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. On March 11, 2022, the Company amended the Horizon Loan to shorten the total term to 24 months.

In connection with the entry into the Credit Agreement (described above), on September 21, 2022 the Company repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further on the date of the Merger, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023.

Lago Term Loans

On March 11, 2022, the Company entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided the Company with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. The Company pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. The Company may prepay at any time for a fee, dependent on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. The Company issued 205,602 warrants to purchase common stock with the Lago Loan. Refer to Note 10 for further details.

On August 4, 2022, the Company amended the Lago Loan which provided the Company with $5.3 million. Further, as part of the amendment to the Lago Loan, the Company issued an additional 169,310 warrants to purchase common stock with the additional tranche. The Company determined that the amendment with the lender should be accounted for as an extinguishment and recorded as a loss on extinguishment of debt and financial obligations of $6.0 million on its condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023.

In connection with the entry into the Credit Agreement (described above) on September 21, 2022, the Company repaid all outstanding loans by making a cash disbursement of $22.4 million, of which $17.9 million was repayment of principal and $0.1 million was payment of payable in kind interest. Further $4.4 million of cash was paid related to prepayment and other penalties.

Paycheck Protection Program Loans

In April 2020, we obtained a Paycheck Protection Program (“PPP”) loan for $2.6 million through the U.S. Small Business Administration. In March 2021, a second PPP loan was obtained in the amount of $2.0 million, for a total of $4.6 million received in PPP loans. The loans were to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the nine months ended March 31, 2022, the Company received forgiveness of the first PPP loan of $2.6 million and recognized income on forgiveness within other income, net. During the nine months ended

March 31, 2023, the Company received forgiveness of the second PPP loan of $2.0 million and recognized income on forgiveness within other income, net.

Future principal payments on debt for the Company’s fiscal years were as follows:

As of March 31,
2023
2023 (remaining)	$—
2024	—
2025	55,000
Total future payments on debt obligations	$55,000

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. In the three and nine months ended March 31, 2023, the Company has incurred costs to refurbish customer tablets of $0.3 million and $1.2 million, respectively, while in the three and nine months ended March 31, 2022, the Company incurred costs to refurbish customer tablets of $0.8 million and $2.8 million, respectively, recorded in cost of platform revenue in the Company’s condensed consolidated statement of operations and comprehensive income (loss). In connection with the service level agreements, the Company has recorded $0.3 million and $0.7 million in accrued liabilities in the condensed consolidated balance sheets for expected repair costs for customer tablets currently in the Company’s return merchandise authorization process as of March 31, 2023 and June 30, 2022, respectively.

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

Loss on Infrequent Product Repairs

During the nine months ended March 31, 2022, the Company continued to experience higher than normal hardware returns for repair or replacement using a Return Merchandise Authorization (“RMA”). While the Company has incurred RMA charges in the past, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by the Company’s customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty the Company provides covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, the Company, in order to prevent disruption to the Company’s customers’ businesses, incurred approximately $0.1 million and $0.6 million of repair and replacement expenses related to this issue during the three and nine months ended March 31, 2022, respectively. The Company provided repair and replacement of its hardware devices to all of its customers as a one-time only offer due to COVID-19. The Company has also made a claim to recover the costs from its third-party subcontractor who manufactures the hardware. The Company incurred no repair and replacement expenses related to this issue in the three and nine months ended March 31, 2023.

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

In February 2022, the Company was added as a co-defendant in a patent infringement lawsuit that was brought against Hi Auto, Inc. (“Hi Auto”) by Valyant AI, Inc. (“Valyant”) in December 2021, alleging infringement of Valyant’s patent relating to a speech-based/natural language order process system. The claims against the Company relate to the Company’s alleged inclusion of Hi Auto’s technology in the AI voice ordering system the Company uses for one of its customers. The lawsuit seeks to enjoin the co-defendants from continued alleged infringement and seeks unspecified statutory and other damages. A motion to dismiss is currently pending in the matter, as is a petition by Hi Auto challenging the validity of Valyant’s patent. Valyant itself is seeking a reissue of its patent to correct a priority date issue, which may result in amendments to the claims and further validity challenges based on additional prior art made relevant by a later priority date for some or all claims that may be examined or issued. The court has stayed the infringement action pending an initial decision on Hi Auto’s petition challenging the validity of the patent. The Company intends to vigorously defend all claims asserted against it. Because of the early stages of the proceedings, the Company currently is unable to predict the outcome of the lawsuit or to estimate the range of loss, if any, that could result were there to be an unfavorable outcome, but also believes that it has rights to indemnification from Hi Auto in such event.

In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court there. The award has not met the criteria to be considered realizable as of March 31, 2023. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

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

On September 15, 2022, the Company (then Legacy Presto), received an equity investment of $1.0 million from an investor in exchange for 133,333 shares in the Company. Further, such investor held a significant portion of outstanding convertible notes on the date the investment was made. The Company recorded the proceeds received as an increase to additional paid-in capital. On September 21, 2022, in connection with the closing of the Merger, Ventoux and Legacy Presto and a proposed convertible note lender (“Silver Rock”) agreed to terminate the proposed amended and restated convertible note subscription agreement, dated July 25, 2022, which was to be funded at the closing of the Merger. Pursuant to the termination agreement, Silver Rock agreed to the termination in exchange for 400,000 shares of common stock of Legacy Presto which were converted into 322,868 shares of Company common stock pursuant to the terms of the Merger Agreement. The share transfer was determined to be termination fee valued at $1.6 million recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss), with an offsetting increase to additional paid-in capital. The Company also agreed to pay certain expenses of Silver Rock in the amount of $0.5 million which is recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss). In addition to the consideration transferred directly by the Company, 500,000 warrants to purchase common stock, held by the Sponsors, were transferred to Silver Rock. The substance of the warrant transfer by the Sponsor to Silver Rock under the termination agreement was such that the

Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to Silver Rock in exchange for termination of the convertible note agreement. Accordingly, the Company recorded the transaction as an other financing cost of $0.8 million within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss) with an offsetting increase to additional paid-in capital for the contribution.

The Company has the following shares of common stock reserved for future issuance:

As of
March 31,
2023
Warrants to purchase common stock	18,815,453
Common stock options and RSUs	14,390,934
Equity awards available for future grants	4,617,400
Earnout shares	14,639,187
52,462,974

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

During the period from June 30, 2022, through the date of the Merger, the Company had various warrant transactions:

●	The issuance of 169,309 warrants to purchase common stock in conjunction with an amendment to the warrant agreement with Lago Loan, such amendment occurring in August of 2022.
●	In September 2022, the holder of 141,970 warrants net exercised such warrants with the Company issuing 136,681 common shares to the holder.
●	The issuance at the Merger date of 1,500,000 warrants to the Lenders to the Credit Agreement.
●	With the Merger, the Company assumed 8,625,000 public warrants and 6,125,000 private warrants.
●	With the consummation of the Merger and the repayment of the Horizon loan, 294,725 of previously liability classified warrants were reclassified on the Merger date into equity in the amount of $0.8 million.

The following tables represent the warrants on common stock outstanding:

	As of March 31, 2023
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		6.5	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	[F]	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$9.25	86,532		6	Liability
Common	July 2027	$0.37	402,679		6	Equity
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	[B]	$6.53	294,725	[B]	10	Equity
Common	March 2032	$8.16	374,912		10	Liability
Common	September 2027	$11.50	1,500,000		5	Equity
Common	September 2027	$8.21	8,625,000		5	Equity
Common	September 2027	$11.50	6,125,000		5	Liability
Common	March 2028	$0.01	400,000		5	Liability
Total			18,815,453

	As of June 30, 2022
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		10	Liability
Common	October 2027	$0.37	141,970		10	Equity
Common	[D]	$0.01	2,575,190		[D]	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	March 2026	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$9.25	86,532		10	Liability
Common	July 2027	$7.80	402,679		10	Liability
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	March 2031	$6.53	294,725	[B]	10	Liability
Common	March 2032	$8.16	205,602		10	Liability
Total			4,713,303

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.
[B] —

Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to Common Stock and have calculated the number of shares as the quotient of the aggregate warrant coverage dollar amount value of $1.9 million over the exercise price of $6.53 per share as of March 31, 2023 and June 30, 2022. Warrant will also expire at the earliest of 10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

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

[E] —

Warrants were issued in October 2021 and are exercisable contingent on rollouts of the Company’s products and services to the warrant holder. Number of shares represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 144,377 and 321,943 remained contingent as of March 31, 2023 and June 30, 2022, respectively. Expense related to the cost of these warrants being recognized as a reduction to revenue in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

[F] —

Warrants will expire at the earliest of 10 years from the issuance date of March 11, 2016, a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.

11. Stock-Based Compensation

Stock-Based Compensation Plans

Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). Effective with the Merger, the Board of Directors adopted the 2022 Incentive Award Plan (the “2022 Plan”). As of March 31, 2023, the number of shares of common stock reserved for future issuance under the 2022 Plan was 4,617,400. The Board of Directors may grant incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value, as determined by the Board of Directors, at the date of grant. Awards generally vest ratably over periods determined by the Board of Directors, generally four or five years, and expire no later than ten years from the date of grant. For options subject to the one-year cliff, the expense is recognized as 25% of the total option value, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

In February 2023, the Company granted an aggregate of 2,721,486 RSUs to its employees, consultants and directors with service-based vesting conditions with a weighted average grant date fair value of $3.26 per RSU, based on the closing stock price on the date of grant. The awards vest ratably over five years and one year for directors. As of March 31, 2023, $7.6 million of stock-based compensation related to these RSUs remains unrecognized, which is expected to time-vest over a remaining weighted-average period of 4.5 years. The Company recorded $0.7 million in additional stock based compensation expense due to modifications of individual awards for certain executives upon termination from the Company for accelerated vesting and extension of award exercise periods in the three and nine months ended March 31, 2023.

In July 2022, the Company granted an aggregate of 836,657 RSUs to its employees and consultants that contain a service-based vesting condition and a performance-based vesting condition, with a grant date fair value of $8.26 per RSU. Such RSUs are in addition to the 350,426 of RSUs that were outstanding at June 30, 2022, which contain the same vesting conditions. The service-based vesting condition is generally satisfied by rendering continuous service for 5 years, with 20% vesting each year. The performance-based vesting condition is satisfied in connection with an initial public offering or a change in control. However, the consummation of the deSPAC did not result in satisfaction of the performance condition and as such the Board of Directors approved a modification of the awards to waive the performance condition in consideration of consummating the deSPAC. The Company recorded compensation expense of $0.9 million during the three and nine months ended March 31, 2023 related to these RSUs as achievement of the performance-based vesting condition was waived and a cumulative catch up adjustment was recorded. As of March 31, 2023, $2.4 million of stock-based compensation related to these RSUs remains unrecognized, which is expected to time-vest over a remaining weighted-average period of 4.24 years.

In September 2022, the Company granted 1,200,000 of RSUs to a director and the current interim CEO of the Company with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs vested on September 30, 2022, 56.67% of the RSUs has, and shall continue to, vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the three and nine months ended March 31, 2023 related to the RSUs of $394 and $2.6 million, respectively. As of March 31, 2023, $2.8 million of stock-based compensation related to the RSU remains unrecognized, which is expected to be recognized over a remaining weighted-average period of 1.6 years. The RSUs time-based vesting would accelerate upon an acquisition of the Company. A deSPAC does not meet the definition of an acquisition as defined in the 2018 Plan.

During fiscal year 2021, the Company granted 600,752 performance-based options that contained a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is satisfied by rendering continuous service for four years after the performance-based vesting condition occurs. The performance-based vesting condition is satisfied in connection with a financing event or a public liquidity event for a first group of 300,376 options and in connection with a public liquidity event for a second group of 300,376 options. A financing event occurred as of June 30, 2021 that satisfied the performance-based vesting condition for the first group of 300,376 options. Effective with the closing of the Merger, the public liquidity event performance condition was achieved for the second group of 300,376 options. The Company recognized expense associated with these options in the amount of $0.3 million and $0.4 million, for the three and nine months ended March 31, 2023, respectively. The expense is inclusive of a one-time charge to extend the exercise period that occurred in the three months ended March 31, 2023. Compensation costs attributable to such awards were insignificant during the three and nine months ended March 31, 2022.

In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period under the 2018 Plan and within a 30-day period under the 2008 Plan or they are forfeited.

The following summary of the equity incentive plan activity is shown collectively for the 2022 Plan, the 2018 Plan and the 2008 Plan:

	Number of	Weighted-	Weighted-	Aggregate
	Options	Average	Average Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life (years)	Value
Balance – June 30, 2022	13,845,291	$0.59	6.66
Retrospective application of recapitalization	(2,631,676)	0.14
Adjusted Balance – beginning of period	11,213,615	0.73	6.66
Exercised	(511,670)	0.54
Forfeited and expired	(253,625)	1.07
Balance –March 31, 2023	10,448,320	0.73	4.57
Vested and expected to vest at March 31, 2023	10,448,320	0.73	4.57	$8,842
Exercisable at March 31, 2023	9,512,184	0.57	4.24	9,591

The following is a summary of the equity incentive plan RSU activity for the 2022 Plan and the 2018 Plan:

	Number of	Weighted- Average
	Awards Outstanding	Grant Date Fair Value
Unvested Balance – June 30, 2022	432,666	$6.46
Retrospective application of recapitalization	(82,240)	1.52
Adjusted, unvested balance – beginning of period	350,426	7.98
Granted	4,758,115	4.80
Vested	(798,239)	4.28
Forfeited	(372,215)	4.32
Unvested Balance - March 31, 2023	3,938,087	5.24

Stock-based Compensation Expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees, by function is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Research and development	$682	$99	$959	$349
Sales and marketing	177	110	361	323
General and administrative	1,933	221	4,474	706
	$2,792	$430	$5,794	$1,378

Stock-based compensation allocated to cost of goods sold was not material for the three and nine months ended March 31, 2023 and 2022. As of March 31, 2023, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $2.0 million which is expected to be recognized over a weighted-average period of 3.17 years.

During the three and nine months ended March 31, 2023 the Company recorded $1.6 million and $3.5 million, respectively, of stock-based compensation expense associated with earnout shares granted to holders of common stock held by current employees and directors and holders of options and RSUs. No amounts were recorded during the three and nine months ended March 31, 2022 associated with earnout shares. Refer to Note 1 for further discussion of compensation recorded related to earnout shares granted to holders of common stock, options and RSUs.

Employee Stock Purchase Plan

Effective with the closing of the Merger, the Company adopted and employee stock purchase plan (“ESPP”). There was no activity under the plan during the three and nine months ended March 31, 2023, as the Company has not yet conducted any offerings pursuant to the ESPP.

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

Other Stock-based Compensation

In connection with the acquisition of CyborgOps (refer to Note 1), the Company issued 475,638 shares of common stock to former employees of CyborgOps who have continued employment with the Company, and are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in monthly increments over four years commencing on June 11, 2022. The fair value was determined to be $8.75 per share based on the acquisition date fair value. During the three and nine months ended March 31, 2023, the Company recognized $0.3 million and $0.8 million of stock-based compensation expense related to these equity awards, respectively. As of March 31, 2023, unrecognized stock-based compensation expense associated with these equity awards was $3.3 million, which is expected to be recognized over a weighted-average period of 3.12 years.

12. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes. The Company’s income tax expense was not material for the three and nine months ended March 31, 2023 and 2022. The Company does not expect any material changes in tax position for the remainder of the fiscal year.

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$(15,680)	$8,954	$2,080	$(34,062)

Less: Change in fair value of convertible promissory notes	—	(16,307)	—	—
Net income (loss) attributable to common stockholders, diluted	$(15,680)	$(7,353)	$2,080	$(34,062)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	51,453,368	27,316,602	44,173,570	27,213,403
Add: Weighted average dilutive effect of stock options, RSUs and warrants	—	—	10,366,225	—
Add: Weighted average dilutive effect of convertible promissory notes	—	4,522,105	—	—
Weighted average shares outstanding - diluted	51,453,368	31,838,707	54,539,795	27,213,403
Net income (loss) per share attributable to common stockholders, basic	$(0.30)	$0.33	$0.05	$(1.25)
Net income (loss) per share attributable to common stockholders, diluted	$(0.30)	$(0.23)	$0.04	$(1.25)

The potential weighted average shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three months ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Stock options and RSUs	13,856,065	11,848,316	356,342	11,903,763
Convertible notes	—	-	—	4,535,520
Common stock warrants	18,154,571	4,582,204	12,509,788	4,372,633
Non-voting common stock warrants	—	—	—	—
Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	32,010,636	16,430,520	12,866,130	20,811,916

Warrants to purchase a weighted average of 12,509,788 shares of common stock were outstanding during the nine months ended March 31, 2023 but were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares.

The Company excluded a weighted average of 300,376 options for the three and nine months ended March 31, 2022. These equity awards were excluded from the calculation of diluted EPS as they are subject to performance conditions for which the necessary conditions were not been satisfied.

The Company excluded a weighted average of 14,819,594 and 10,494,505  earnout shares from the calculation of diluted EPS for the three and nine months ended March 31, 2023 as they are subject to market conditions for which the necessary conditions have not been satisfied.

14. Related Party Transactions

As of June 30, 2022, the Company had $9.6 million of convertible promissory notes and embedded warrants with entities in which a member of the Company’s board of directors is an officer of the entity and has a financial interest in the entity (“affiliated entities”), classified as a current liability on the condensed consolidated balance sheet at that time. The convertible promissory notes and embedded warrants due to a related party were converted into shares of common stock in the Company during the nine months ended March 31, 2023. As of March 31, 2023, the Company has no convertible promissory notes and embedded warrants balance due to a related party. Refer to Note 7 for further details.

During the nine months ended March 31, 2023, the Company received an equity investment of $1.0 million from an investor in exchange for 133,133 shares in the Company. Refer to Note 9 for further details.

Additionally, during the nine months ended March 31, 2023, the Company granted 1,200,000 of RSUs to a director and the current interim CEO of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11 for further details.

15. Subsequent Events

Receivable Financing Facility

As noted in Note 6, on April 15, 2023, the Company entered into an amended and restated investment arrangement to amend the payment due dates and periodic payment amounts to be made under the investment agreement. The agreement calls for payments of principal and interest of $0.7 million, $3.5 million and $0.9 million in fiscal years 2023, 2024 and 2025, respectively.

Extended Term of Consulting Agreement

On May 3, 2023, the Company entered into an Amendment to the Consulting Agreement with Ashish Gupta (the “Amendment”). The Amendment extends the term of the Consulting Agreement dated March 4, 2023 that provides for Mr. Gupta to continue his advisory to the Company, from May 1, 2023 until July 31, 2023 (the “Extended Term”). In consideration, he will be compensated at a rate of $50,000 per month during the Extended Term. The Amendment also provides for a grant to Mr. Gupta of 250,000 restricted stock units, one half of which will vest in monthly increments during the Extended Term and the remaining half of which will vest upon the achievement of certain targets agreed to by the Company and Mr. Gupta.

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

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the business and operations of E La Carte Inc. (“Legacy Presto”) and its consolidated subsidiary prior to the Merger (defined below) and to Presto Automation Inc. (“Presto”) and its subsidiaries following the Business Combination (defined below).

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

Our latest generation Presto Touch product, called Presto Flex, functions as an all-in-one server handheld or tabletop guest ordering, payment, customer personalization and gaming device. Our Vision product consists of an AI-powered computer vision software application that delivers unique and real-time insights to operators. Our Voice products use speech recognition technology in the customer order process and connect with restaurant point of sale (“POS”) systems to maximize efficiency and minimize costs by automatically transmitting orders to the restaurant’s POS system.

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

The restaurant hospitality technology market is rapidly growing. The COVID-19 pandemic created an industry reset, driving restaurants to further embrace technology to solve industry challenges. The restaurant hospitality industry has been racked with labor challenges including unprecedented shortages and high costs. Customers also have a greater desire for faster service, which we believe increases demand for on-premise technology.

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

Merger with Ventoux CCM Acquisition Corp.

On November 10, 2021 and as subsequently amended on April 1, 2022 and July 25, 2022, Ventoux CCM Acquisition Corp. (“Ventoux” or “VTAQ”), Ventoux Merger Sub I, Ventoux Merger Sub II and Presto entered into the Merger Agreement, pursuant to which (a) Ventoux Merger Sub I merged with and into Presto, with Presto being the Surviving Corporation in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of VTAQ and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into Ventoux Merger Sub II, with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of VTAQ. On September 14, 2022, VTAQ held a special meeting of its stockholders and voted to approve the Proposed Business Combination (“the Business Combination” or “the Merger”). Upon the Closing, VTAQ was renamed “Presto Automation Inc.” and the VTAQ Common Stock and the Public Warrants continue to be listed on Nasdaq and trade under the ticker symbols “PRST” and “PRSTW,” respectively.

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

Public Company Costs

Subsequent to the Merger, New Presto is an SEC registrant and Nasdaq-listed company. Accordingly, we have hired and expect to hire additional staff and implement new processes and procedures to address public company requirements. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.

Impact of COVID-19

Presto has been subject to risks and uncertainties as a result of the outbreak of a novel strain of coronavirus, designated “COVID-19” and actions taken by federal, state and local governments to control the spread of infections. COVID-19 has also had a significant impact on the restaurant and hospitality sector in which Presto operates. Many restaurants closed completely due to lockdowns and staff shortages, especially as multiple waves of COVID-19 continued to debilitate the restaurant and hospitality industry. As of March 31, 2023, this pandemic continues to have an economic impact, some of it in ways that are difficult to quantify and anticipate.

Presto experienced two impacts from the initial onset of COVID-19 that resulted in significant charges to the statement of operations for the periods presented:

●	Loss on Infrequent Product Repairs. Social distancing practices resulted in customers implementing a range of extreme cleaning protocols involving Presto’s products. Specifically, customers started to clean Presto’s devices with highly invasive commercial disinfectant solutions, which leaked into the hardware, causing significant damage to the devices and requiring repair or replacement. This resulted in a significant spike in repair and return merchandise authorization (“RMA”) expenses compared to historical expenses. During the nine months ended March 31, 2022, the volume of repair charges Presto experienced were higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. In order to prevent disruption to customers’ businesses, Presto incurred $0.1 million and $0.6 million of loss on infrequent product repairs related to this issue, in the three and nine months ended March 31, 2022, respectively, which is presented as a separate line item on Presto’s condensed consolidated statement of operations and comprehensive income (loss). There were no similar expenses incurred during the three and nine months ended March 31, 2023 related to the matter. Typically, these issues would be considered to be negligence on the part of the customer and would not be covered by Presto’s standard warranty; however, given the nature of the issues and the fact that the cleaning protocols were a mandatory precaution as a result of COVID-19 and were not expected to cause such widespread damage to the devices, Presto, as a sign of goodwill and for customer satisfaction, incurred the repair and replacement expenses related to the liquid ingress issue. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. Presto has made claims to recover the costs from the third-party subcontractor who manufactures the hardware. In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court there. The award has not met the criteria to be considered realizable as of March 31, 2023. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).
●	Hardware Repair Expenses Related to COVID-19. As a result of COVID-19, Presto incurred higher than usual repair expenses for one-time, infrequent product repairs that were not covered by Presto’s third-party manufacturer, who typically covers the costs during the nine months ended March 31, 2022. The increase in expenses was a result of a higher volume of repair requests due to customer issues arising from COVID-19 related complications and a desire on the part of customers to have Presto reboot and re-certify equipment coming out of COVID-19. During the three and nine months ended March 31, 2022, Presto incurred $0 and $1.1 million of hardware repair expenses related to COVID-19, respectively. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. There were no similar expenses incurred during the three and nine months ended March 31, 2023.

The extent of any continuing impact of the COVID-19 pandemic on Presto’s business remains uncertain and difficult to predict, as government authorities may implement new restrictions in response to changes in the number of COVID-19 infections or new variants of the disease. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which resulted in a global economic slowdown, supply chain issues and inflationary pressures.

Presto took several actions to mitigate the effects of the COVID-19 pandemic on its operations and franchisees. In April 2020, Presto received a loan of approximately $2.6 million under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), to assist with the economic hardships caused by the pandemic. In March 2021, Presto received a second loan of $2.0 million under SBA PPP. In August 2021, Presto was granted forgiveness of the first loan in an amount of approximately $2.6 million. In July 2022, Presto was granted forgiveness of the second loan in an amount of approximately $2.0 million.

The severity of any continued impact of the COVID-19 pandemic or similar health emergencies or pandemics on Presto’s business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing and extent of consumer re-engagement with our customers and, in general, what the short- and long-term impacts on consumer discretionary spending may be on Presto and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. Presto’s future results of operations and liquidity could be impacted adversely by future dine-in restrictions and the failure of any initiatives or programs that Presto may undertake to address financial and operational challenges faced by it and its franchisees. As such, the extent to which our financial condition, liquidity, or results of operations may be negatively impacted by COVID-19 or other health emergencies or pandemics, resulting supply chain disruptions, inflationary pressures and general macroeconomic conditions remains highly uncertain.

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

During the three and nine months ended March 31, 2023 and 2022, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and AI Platform products (“platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“transaction revenue”).

●	Platform Revenue: the platform revenue stream is generated from fees charged to customers for access to our Presto Touch product and is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due when the customer goes live. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from the AI Platform (previously Voice and Vision) was not material for the three and nine months ended March 31, 2023 and 2022. Such revenue generated from the AI Platform is inclusive of $0.5 million and $1.1 million of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of a customer during the three and nine months ended March 31, 2023, respectively. Refer to the Components of Results of Operations section below for further details.

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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Gross profit	$489	$1,013	$931	$2,632
Depreciation	291	279	873	1,206
Contra-revenue associated with warrant agreement	458	—	1,073	—
Hardware repair expenses related to COVID	—	—	—	1,110
Adjusted Gross Profit	$1,238	$1,292	$2,877	$4,948

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$(15,680)	$8,954	$2,080	$(34,062)
Provision (benefit) for income taxes	3	(3)	8	21
Interest expense	2,991	1,162	9,397	3,418
Other income, net	(257)	12	(2,612)	(2,629)
Depreciation and amortization	418	338	1,262	1,391
Stock-based compensation expense	2,792	430	5,794	1,384
Earnout stock-based compensation expense	1,604	—	3,478	—
Change in fair value of warrants and convertible promissory notes	(1,599)	(18,102)	(61,043)	11,668
Loss on extinguishment of debt and financial obligations	—	—	8,095	—
Other financing and financial instrument (costs) income, net	—	—	1,768	—
Deferred compensation and bonuses earned upon closing of the Merger	—	—	2,232	—
Public relations fee due upon closing of the Merger	—	—	250	—
Loss on infrequent product repairs(1)	—	119	—	582
Contra-revenue associated with warrant agreement	458	—	1,073	—
Hardware repair expense related to COVID(1)	—	—	—	1,110
Adjusted EBITDA	$(9,270)	$(7,090)	$(28,218)	$(17,117)
(1)	In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court there. The award has not met the criteria to be considered realizable as of March 31, 2023. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive loss.

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

Given the long-term and recurring nature of our customer contracts, we use net revenue retention as a key metric. Net revenue retention compares our revenue associated with a set of active restaurant logos in a one-year period to the same set of restaurant logos in the prior year period. We calculate net revenue retention by dividing a particular period’s recurring revenue, including both platform and transaction revenue, by the prior period’s recurring revenue using the same set of restaurant logos. Net revenue retention is an indicator of the propensity of our customers to continue working with us and expanding their relationship with us. We assess our net revenue retention on a rolling nine-month basis comparing year-over-year. For the nine months ended March 31, 2023, our net revenue retention was 94%, while for the nine months ended March 31, 2022, it was 102%. The slight decrease in the nine months ended March 31, 2023 was primarily due to contract terminations by a limited number of franchisees of existing enterprise and SMB customers.

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

Acquisition of New Locations

We believe there is a substantial opportunity to continue to grow our restaurant solutions across the casual dining, quick service and fast casual sectors in the United States. We intend to continue to drive new location growth through our differentiated go-to-market strategy, including an industry advisor network, and enterprise sales representatives who are deeply integrated in the local restaurant and hospitality sector. In addition, we will continue to invest in marketing efforts in key U.S. cities to grow our brand awareness. Our ability to acquire new locations will depend on a number of factors, including the effectiveness and growth of our sales team, the success of our marketing efforts, and the continued satisfaction of, and word-of-mouth referrals generated by, our existing customers. We expect our absolute investment in sales and marketing and other customer acquisition costs related to our hardware and professional services to increase as we continue to grow.

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

Platform revenue is generated from fees charged to customers for access to Presto Touch and AI Platform products and is recognized ratably. For Presto Touch, part of the total contract value is due upon execution of the contract, and the remainder is due upon installation of the systems. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. We also maintained arrangements with a certain legacy customer whereby we leased the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the consolidated statements of operations and comprehensive loss. Pursuant to the primary AI Platform arrangement that we maintained during the three and nine months ended March 31, 2023, we remit a revenue share to our hardware and software vendor and accordingly, such revenue share is not recognized in our financial statements. Rather we have determined we are the agent and do not control the AI Platform hardware, software and other services and are not primarily responsible for fulfilling the promise to the customer. The revenue share paid to our hardware and software vendor under our AI Platform revenue share agreement ranged from 64% - 68% of the gross billings to the customer for the three and nine months ended March 31, 2023. Revenue, in our role as agent, that was generated from AI Platform products was not material for the three and nine months ended March 31, 2023 and 2022. Such revenue generated from AI Platform products is inclusive of $0.5 million and $1.1 million of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of a customer for the three and nine months ended March 31, 2023, respectively.

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

We also incur costs to refurbish and repair our tablets. These costs are expensed in the period they are incurred, as the costs are expected to be linear and therefore, will match with the timing of revenue recognition over time. In connection with these costs, we also accrue a liability at each reporting period for expected repair costs for customer tablets currently in our Return Merchandize Authorization (“RMA”) process as of the reporting period, which are charged to platform cost of revenue. Our hardware repair expense was higher in the three and nine months ended March 31, 2022 than in the three and nine months ended March 31, 2023 due to COVID-related volume, whereby customers sent back tablets either simply to be checked or reset, or for cosmetic reasons or minor repairs.

Transaction cost of revenue consists primarily of the portion of the fees collected from diners that are then paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear the primary responsibility of the product, we are the principal in the premium content transactions and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The commissions paid to restaurants under our gaming revenue share agreements range on average between 84% - 90% and 83% - 90% of premium content revenue by customer logo for the three and nine months ended March 31, 2023, respectively. The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 82% - 90% and 81% - 90% of premium content revenue by customer logo for the three and nine months ended March 31, 2022, respectively.

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

Loss on infrequent product repairs. Loss on infrequent product repairs expenses consist primarily of charges incurred in connection with hardware returned for repair or replacement using an RMA. While we have incurred RMA charges in the past, in the three and nine months ended March 31, 2022, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by our customers. Our devices failed primarily due to the use of extremely strong commercial disinfectant solutions by our customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. Due to use of commercial cleaning products, the solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty that we provide covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, in order to prevent disruption to our customers’ businesses, we incurred approximately $0.1 million and $0.6 million of repair and replacement expenses related to this issue during the three and nine months ended March 31, 2022. There were no similar expenses incurred during the three and nine months ended March 31, 2023. We have also made a claim to recover the costs from our third-party subcontractor who manufactures the hardware. In June 2022, the Company received a favorable arbitrator ruling related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court there. The award has not met the criteria to be considered realizable as of March 31, 2023. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

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

Other Income, Net

Other income, net includes income of $2.0 million and $2.6 million due to the forgiveness of our PPP loans in the nine months ended March 31, 2023 and 2022, respectively. During the nine months ended March 31, 2023, the Company made an investment in a non-affiliated entity in the amount $2.0 million. The Company has determined that the investment does not have a readily determinable fair value and therefore accounts for the investment at cost, as adjusted for impairments and observable price changes. There were no adjustments recorded for impairments and observable price changes during the three and nine months ended March 31, 2023.

Interest Expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding loans.

Loss on Extinguishment of Debt and Financial Obligations

Loss on extinguishment of debt and financial obligations consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the nine months ended March 31, 2023 and the extinguishment of our financial obligation with third party financiers during the nine months ended March 31, 2023.

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

Results of Operations

Comparison of three and nine months ended March 31, 2023 and 2022

The following table summarizes our results of operations:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Revenue
Platform	$3,088	$5,083	$11,617	$14,754
Transaction	3,519	2,451	9,699	7,705
Total revenue	6,607	7,534	21,316	22,459
Cost of revenue
Platform	2,743	4,057	10,951	11,872
Transaction	3,084	2,185	8,561	6,749
Depreciation and impairment	291	279	873	1,206
Total cost of revenue	6,118	6,521	20,385	19,827
Gross profit	489	1,013	931	2,632
Operating expenses:
Research and development	5,496	3,927	16,877	11,733
Sales and marketing	2,127	1,966	6,753	4,791
General and administrative	7,408	2,978	19,608	7,110
Loss on infrequent product repairs	—	119	—	582
Total operating expenses	15,031	8,990	43,238	24,216
Loss from operations	(14,542)	(7,977)	(42,307)	(21,584)
Change in fair value of warrants and convertible promissory notes	1,599	18,102	61,043	(11,668)
Interest expense	(2,991)	(1,162)	(9,397)	(3,418)
Loss on extinguishment of debt and financial obligations	—	—	(8,095)	—
Other financing and financial instrument (costs) income, net	—	—	(1,768)	—
Other income, net	257	(12)	2,612	2,629
Total other income (expense), net	(1,135)	16,928	44,395	(12,457)
Income (loss) before provision for income taxes	(15,677)	8,951	2,088	(34,041)
Provision (benefit) for income taxes	3	(3)	8	21
Net income (loss) and comprehensive income (loss)	$(15,680)	$8,954	$2,080	$(34,062)

Revenue

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Platform	$3,088	$5,083	$(1,995)	(39)%	$11,617	$14,754	$(3,137)	(21)%
Transaction	3,519	2,451	1,068	44%	9,699	7,705	1,994	26%
Total revenue	$6,607	$7,534	$(927)	(12)%	$21,316	$22,459	$(1,143)	(5)%

Total revenue decreased 12% to $6.6 million for the three months ended March 31, 2023, as compared to $7.5 million for the three months ended March 31, 2022.

Platform revenue decreased 39% to $3.1 million for the three months ended March 31, 2023, as compared to $5.1 million for the three months ended March 31, 2022. The decrease is primarily attributable to contract terminations by a limited number of franchisees of existing enterprise customers.

Transaction revenue increased 44% to $3.5 million for the three months ended March 31, 2023, as compared to $2.5 million for the three months ended March 31, 2022. This is due to increases in pricing for the Company’s gaming fees.

Total revenue decreased 5% to $21.3 million for the nine months ended March 31, 2023, as compared to $22.5 million for the nine months ended March 31, 2022.

Platform revenue decreased 21% to $11.6 million for the nine months ended March 31, 2023, as compared to $14.8 million for the nine months ended March 31, 2022. The decrease is primarily attributable to contract terminations by a limited number of franchisees of existing enterprise customers.

Transaction revenue increased 26% to $9.7 million for the nine months ended March 31, 2023, as compared to $7.7 million for the nine months ended March 31, 2022. This is due to increases in pricing for the Company’s gaming fees.

At present, the substantial majority of our revenue is generated from our three largest customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes), which in the three and nine months ended March 31, 2023 generated an aggregate of approximately, 96% and 97% of our revenue, respectively, while for the three and nine months ended March 31, 2022, they generated an aggregate of approximately, 91% and 93%. The successful renewal of our agreements with those customers is critical to our near-term results of operations and is dependent on product execution, key customer relationships, and in part, the health of the franchisees of some of our customers that have a predominantly franchised model. Although we experienced customer relationship cancellations with one enterprise and certain associated franchisees, the most significant franchisee relationships are still in business and have renewed with us with existing equipment. Some of these agreements are subject to renewal in fiscal year 2023.

Cost of Revenue

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Platform	$2,743	$4,057	$(1,314)	(32)%	$10,951	$11,872	$(921)	(8)%
Transaction	3,084	2,185	899	41%	8,561	6,749	1,812	27%
Depreciation and impairment	291	279	12	4%	873	1,206	(333)	(28)%
Total costs of revenue	$6,118	$6,521	$(403)	(6)%	$20,385	$19,827	$558	3%

Cost of revenue decreased 6% to $6.1 million for the three months ended March 31, 2023, as compared to $6.5 million for the three months ended March 31, 2022.

Our platform cost of revenue decreased 32% to $2.7 million for the three months ended March 31, 2023, as compared to $4.1 million for the three months ended March 31, 2022. The decrease was primarily attributable to decreases in product deferred costs, installation and shipping costs during the three months ended March 31, 2023, relative to the three months ended March 31, 2022.

Our transaction cost of revenue increased 41% to $3.1 million for the three months ended March 31, 2023, as compared to $2.2 million for the three months ended March 31, 2022. The increase was primarily attributable to increases in the revenue share owed to restaurants as a result of increases in pricing for the Company’s gaming fees.

Cost of revenue increased 3% to $20.4 million for the nine months ended March 31, 2023, as compared to $19.8 million for the nine months ended March 31, 2022.

Our platform cost of revenue decreased 8% to $11.0 million for the nine months ended March 31, 2023, as compared to $11.9 million for the nine months ended March 31, 2022. The decrease was primarily attributable to decreases in product deferred costs, installation and shipping costs during the nine months ended March 31, 2023, relative to the nine months ended March 31, 2022.

Our transaction cost of revenue increased 27% to $8.6 million for the nine months ended March 31, 2023, as compared to $6.7 million for the nine months ended March 31, 2022. The increase was primarily attributable to increases in the revenue share owed to restaurants as a result of increases in pricing for the Company’s gaming fees.

Cost of Revenue — Depreciation and Impairment

Our depreciation and impairment cost of revenue remained flat for the three months ended March 31, 2023 and 2022 at $0.3 million. Depreciation and impairment cost of revenue decreased 28% for the nine months ended March 31, 2023 to $0.9 million from $1.2 million during the nine months ended March 31, 2022. The decrease was primarily attributable to the return of leased tablets in fiscal year 2022, which resulted in a lower amount of tablets in use and being depreciated.

Operating Expenses

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$5,496	$3,927	$1,569	40%	$16,877	$11,733	$5,144	44%
Sales and marketing	2,127	1,966	161	8%	6,753	4,791	1,962	41%
General and administrative	7,408	2,978	4,430	149%	19,608	7,110	12,498	176%
Loss on infrequent product repairs	—	119	(119)	(100)%	—	582	(582)	(100)%
Total operating expenses	$15,031	$8,990	$6,041	67%	$43,238	$24,216	$19,022	79%

Operating expenses increased by 67% to $15.0 million for the three months ended March 31, 2023, as compared to $9.0 million for the three months ended March 31, 2022.

Operating expenses increased by 79% to $43.2 million for the nine months ended March 31, 2023, as compared to $24.2 million for the nine months ended March 31, 2022.

Research and Development

Research and development expenses increased 40% to $5.5 million for the three months ended March 31, 2023, as compared to $3.9 million for the three months ended March 31, 2022. The increase resulted primarily from an increase in stock-based compensation expense of $1.1 million as a result of the modification of the performance based vesting conditions of RSUs that was waived, and an increase in salaries and employee benefits expense of $0.3 million due to higher headcount.

Research and development expenses increased 44% to $16.9 million for the nine months ended March 31, 2023, as compared to $11.7 million for the nine months ended March 31, 2022. The increase resulted primarily from an increase of $2.3 million in salaries and employee benefits expense due to increase in headcount and bonuses to former Cyborg employees, an increase of $1.5 million in stock based compensation as a result of a modification of performance based vesting conditions of RSUs that was waived, $0.6 million increase in professional fees and $0.8 million in increase in other costs.

Sales and Marketing

Sales and marketing expenses remained flat at $2.1 million for the three months ended March 31, 2023, as compared to $2.0 million for the three months ended March 31, 2022.

Sales and marketing expenses increased 41% to $6.8 million for the nine months ended March 31, 2023, as compared to $4.8 million for the nine months ended March 31, 2022. The increase resulted primarily from an increase in salaries and employee benefits expense of $1.3 million, as a result of an increase in headcount, and a public relations fee paid upon the completion of the Merger of $0.3 million in the nine months ended March 31, 2023.

General and Administrative

General and administrative expenses increased 149% to $7.4 million for the three months ended March 31, 2023, as compared to $3.0 million for the three months ended March 31, 2022. The increase resulted primarily from an increase in stock-based compensation expense of $2.8 million, primarily due to award modifications for performance conditions on RSUs, for key executive terminations and new employee grants, an increase $1.6 million in outside professional fees for legal, audit and public company compliance expenses.

General and administrative expenses increased 176% to $19.6 million for the nine months ended March 31, 2023, as compared to $7.1 million for the nine months ended March 31, 2022. The increase resulted primarily from an increase in stock-based compensation expense of $6.0 million, primarily due to award modifications for performance conditions on RSUs, for key executive terminations and new employee grants, and an increase in legal expense, accounting services expense and temporary services expenses of $4.4 million, $0.8 million of which are ancillary professional services fees in preparation for the Merger, and an increase in salaries and employee benefits expense of $1.2 million.

Loss on Infrequent Product Repairs

We had no loss on infrequent product repairs for the three and nine months ended March 31, 2023, as compared to $119 thousand and $0.6 million for the three and nine months ended March 31, 2022, respectively. The decrease is due to the decrease in the repair and replacement expenses related to damage caused to hardware caused by our customers’ use of extremely strong commercial disinfectant solutions to clean the hardware devices as a mandatory precaution protocol due to COVID-19 in the nine months ended March 31, 2023 and compared to the nine months ended March 31, 2022.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Change in fair value of warrants and convertible promissory notes	$1,599	$18,102	$(16,503)	91%	$61,043	$(11,668)	$72,711	623%

During the three months ended March 31, 2023, the change in fair value of warrants and convertible promissory notes was a gain of $1.6 million, as compared to a gain of $18.1 million during the three months ended March 31, 2022, primarily due to the fact that all of the convertible promissory notes converted due to the consummation of the Merger on September 21, 2022. During the three months ended March 31, 2022, all of the Company’s outstanding convertible promissory notes and liability classified warrants were subject to remeasurement as such instruments were accounted for at fair value.

In the nine months ended March 31, 2023, the change in fair value of warrants and convertible promissory notes changed due to a gain of $61.0 million, as compared to a loss of $11.7 million in the nine months ended March 31, 2022.

The remeasurement gain recorded during the nine months ended March 31, 2023, was primarily driven by two factors. First, immediately prior to the closing of the Merger, the convertible notes and embedded warrants were remeasured to their then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million. Second, with the close of the Merger, the Company assumed $9.4 million of warrant liabilities associated with the legacy private warrants of VTAQ and issued additional warrants with a fair value of $0.8 million. As of March 31, 2023, all of the Company’s outstanding liability classified warrants were remeasured to fair value based on the March 31, 2023 stock price. As a result of the above, a $61.0 million gain on remeasurement was recorded for the nine months ended March 31, 2023. The primary factor affecting the change in fair value of the warrants was the assumption of the Private Warrants, the issuance of additional warrant shares, and the decrease in the Company’s stock price during the nine months ended March 31, 2023.

During the nine months ended March 31, 2022, the convertible notes and embedded warrants had a change in fair value resulting in a loss of $11.7 million, reflecting the increased stock price of the then privately held entity. Such increases to the stock price were in contemplation of the anticipated Merger.

Interest Expense

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	$2,991	$1,162	$1,829	157%	$9,397	$3,418	$5,979	175%

Interest expense increased 157% to $3.0 million for the three months ended March 31, 2023, as compared to $1.2 million for the three months ended March 31, 2022, while interest expense increased 175% to $9.4 million for the nine months ended March 31, 2023, as compared to $3.4 million for the nine months ended March 31, 2022. The increase was due to the Company having higher interest-bearing term loan debt outstanding during the three and nine months ended March 31, 2023 as compared to the three and nine months ended March 31, 2022.

Loss on Extinguishment of Debt and Financial Obligations

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Loss on extinguishment of debt and financial obligations	$—	$—	$—	N/A	$8,095	$—	$8,095	N/A

Loss on extinguishment of debt and financial obligations was $8.1 million for the nine months ended March 31, 2023 with no loss recorded in the three months ended March 31, 2023, as compared to no losses for the three and nine months ended March 31, 2022. The increase is due to the Company’s loss on the extinguishment of its term loans outstanding prior to the Merger and extinguishment certain financing obligation during nine months ended March 31, 2023.

Other Financing and Financial Instrument (Costs) Income, Net

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Other financing and financial instrument (costs) income, net	$—	$—	$—	N/A	$(1,768)	$—	$(1,768)	N/A

Other financing and financial instrument costs, net were $1.8 million for the nine months ended March 31, 2023 due to the $2.4 million of expense related to the issuance of shares and transfer of warrants upon termination of a convertible note agreement and $0.5 million of associated legal fees, partially offset by $1.2 million of income from the remeasurement of the unvested founder shares liability.

Other Income, Net

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Other income, net	$257	$(12)	$269	(2,242)%	$2,612	$2,629	$(17)	(1)%

Other income, net increased to $0.3 million for the three months ended March 31, 2023, as compared to other expense of $12 thousand for the three months ended March 31, 2022. The increase was primarily due to interest earned on proceeds received from the Merger which were held in money market accounts during the three months ended March 31, 2023.

Other income, net was flat at $2.6 million for the nine months ended March 31, 2023, as compared to $2.6 million for the nine months ended March 31, 2022. The amounts in both periods were primarily due to the forgiveness of our PPP loans during the nine months ended March 31, 2023 and 2022, respectively.

Provision for Income Taxes

Provision for income taxes was not material in the three and nine months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

As of March 31, 2023 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $27.0 million and $3.0 million, respectively, which were held for working capital purposes.

Since inception, we have financed our operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. We have incurred recurring operating losses since our inception, including operating losses of $42.3 million and $21.6 million for the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and June 30, 2022, we had an accumulated deficit of $198.7 million and $200.8 million, respectively, and we expect to continue to generate operating losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from customers and other risks. While we received cash of $49.8 million from the completion of the Merger and net cash of $13.7 million from the issuance of the Credit Agreement and concurrent repayment of other debt obligations, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet our obligations as they come due. Our future capital requirements will depend on many factors, including the revenue growth rate, subscription renewal activity, billing frequency, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

While the Merger and concurrent debt financing improved our financial position, in the future we expect to require additional funding from either public or private financing sources. These plans for additional financings are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, however, as some aspects of the plans are outside of our control, we cannot ensure they will be effectively implemented. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be materially and adversely affected. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended March 31,		Change
(in thousands)	2023	2022	$	%
Net cash (used in) operating activities	$(35,719)	$(38,415)	$2,696	(7)%
Net cash (used in) investing activities	(5,813)	(1,463)	(4,350)	297
Net cash provided by financing activities	65,493	13,367	52,126	390
Net increase (decrease) in cash	$23,961	$(26,511)	$50,472	(190)%

Operating Activities

For the nine months ended March 31, 2023, net cash used in operating activities decreased by 6%, to $35.9 million, as compared to $38.4 million for the nine months ended March 31, 2022.

For the nine months ended March 31, 2023, net cash used in operating activities was $35.9 million. This consisted of our net income of $2.1 million and a net use of cash from changes in operating assets and liabilities of $3.0 million partially offset by adjustments for non-cash gains, net of $35.0 million. The net use of cash from changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $0.7 million, an increase in prepaids and other current assets of $0.7 million, a decrease in accrued liabilities of $2.1 million and a decrease in deferred revenue of $9.0 million. Such uses of cash were partially offset by a decrease in deferred costs of $7.8 million and a decrease in accounts payable of $1.5 million. The non-cash adjustments primarily relate to gains associated with changes in fair value of warrants and convertible promissory notes of $48.3 million and change in fair value of our liability-classified warrants of $12.6 million,  forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of unvested founder shares liability of $1.4 million, partially offset by loss on debt extinguishment of debt and financing obligations of $8.1 million, stock-based compensation expense of $5.8 million, paid in-kind interest expense of $4.6 million, share and warrant cost on termination of convertible note agreement of $2.4 million, earnout share stock-based compensation expense of $3.5 million, amortization of debt discount and debt issuance costs of $2.2 million, and depreciation, amortization and impairment of $1.3 million.

For the nine months ended March 31, 2022, net cash used in operating activities was $38.4 million. This consisted of our net loss of $34.1 million and a net use of cash from changes in operating assets and liabilities of $16.8 million partially offset by adjustments for non-cash charges of $12.4 million. The net use of cash from changes in operating assets and liabilities primarily relate to decreases in deferred revenue of $10.9 million, vendor financing facility of $6.8 million, accounts payable of $4.3 million and accrued liabilities of $2.6 million and increases in inventories of $0.9 million, partially offset by decreases in deferred costs of $9.0 million. The non-cash adjustments primarily relate to change in fair value of convertible promissory notes of $10.6 million, change in fair value of our liability-classified warrants of $1.1 million, depreciation and amortization of $1.5 million and stock-based compensation expense of $1.4 million, partially offset by forgiveness of one of our PPP loans of $2.6 million.

Investing Activities

For the nine months ended March 31, 2023, net cash used in investing activities increased to $5.8 million for the nine months ended March 31, 2023, as compared to $1.5 million for the nine months ended March 31, 2022.

For the nine months ended March 31, 2023, cash used in investing activities primarily consisted of cash outflows for capitalized software of $3.6 million and a cash outflow for an investment in non-affiliate of $2.0 million.

For the nine months ended March 31, 2022, cash used in investing activities was $1.5 million which primarily consisted of cash outflows for capitalized software of $1.2 million.

Financing Activities

For the nine months ended March 31, 2023, net cash provided by financing activities increased to $65.5 million of cash provided by financing activities for the nine months ended March 31, 2023, as compared to $13.4 million cash provided by financing activities for the nine months ended March 31, 2022.

For the nine months ended March 31, 2023, cash provided by financing activities was $65.7 million, which consisted primarily of proceeds from the issuance of term loans of $60.3 million, contributions from the Merger and PIPE financing, net of transaction costs, of $49.8 million, proceeds from the issuance of common stock of $1.0 million, partially offset by repayment of term loans of $33.0 million, penalties and other costs on extinguishment of debt of $6.1 million, payment of deferred transactions costs of $1.9 million, principal payments of financing obligations of $3.7 million, and payment of debt issuance costs of $1.1 million.

For the nine months ended March 31, 2022, cash provided by financing activities was $13.4 million, which consisted primarily of proceeds from the issuance of term loans of $12.6 million and proceeds from the issuance of convertible promissory notes of $5.5 million, partially offset by payments of financing obligations of $2.0 million, payments of deferred transaction costs of $1.5 million, and payments of debt issuance costs of $1.1 million.

Financing Obligations

As of March 31, 2023 and June 30, 2022, the Company’s financing obligations consisted of the following:

	As of March 31,	As of June 30,
(in thousands)	2023	2022
Receivable financing facility	$4,314	$5,911
Equipment financing facility	1,266	2,929
Total financing obligations	5,580	8,840
Less: financing obligations, current	(3,720)	(8,840)
Total financing obligations, non-current	$1,860	$—

Receivable Financing Facility

On April 27, 2021, we entered into an investment arrangement to provide future receivables available to an outside investor to invest in exchange for an upfront payment. Through this arrangement, we obtained financing in the form of a large upfront payment, which we have accounted for as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through payments collected from accounts receivable debtors relating to future receivables. The financing obligation is non-recourse; however, we are responsible for collections as we must first collect payments from the debtors and remit them to the investor. We recognize interest on the financed amount using the effective interest method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by the investor with the present value of the cash amounts paid by the investor to us. The receivable financing facility has a term of 5 years and the arrangement allows us and the financier to mutually agree to roll forward our borrowings as they come due.

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

On April 15, 2023, the Company entered into an amended and restated investment arrangement to amend the payment due dates and periodic payment amounts to be made under the investment agreement. The agreement calls for payments of principal and interest of $0.7 million, $3.5 million and $0.9 million in fiscal years 2023, 2024 and 2025, respectively.

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

As a result of the amendment executed on November 4, 2022 and early termination executed on November 21, 2022, the default on payments due as described above has been waived and the Company is in compliance as of March 31, 2023. We have classified all of our obligations under these arrangements as short-term within financing obligations, current as of March 31, 2023 and June 30, 2022.

Debt Arrangements

As of March 31, 2023 and June 30, 2022, our outstanding debt, net of debt discounts, consisted of the following:

	As of March 31,	As of June 30,
(in thousands)	2023	2022
Convertible promissory notes	$—	$89,663
Term loans	53,979	25,443
PPP Loans	—	2,000
Total debt	53,979	117,106
Less: debt, current	(53,979)	(115,106)
Total debt, noncurrent	$—	$2,000

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

In March 2023, the we entered into a First Amendment to Credit Agreement (the “First Amendment”) in which we amended certain covenants and payment provisions of the existing Credit Agreement. In connection with the First Amendment, we entered into the Amended and Restated Fee Letter (the “Fee Letter”) with Metropolitan, pursuant to which we paid an amendment fee equal to $0.2 million and granted warrants to purchase 400,000 shares of common stock, par value $0.0001 per share (“Common Stock”) of Presto, with an exercise price of $0.01 per share (the “Warrants”), to Metropolitan Levered Partners Fund VII, LP, Metropolitan Partners Fund VII, LP, Metropolitan Offshore Partners Fund VII, LP and CEOF Holdings LP (the “Metropolitan Entities”). We recorded additional debt discount of $0.8 million in which represents the fees paid plus the fair value of the warrants and recorded the warrants as liabilities.

The Term Loans were borrowed in full at closing. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. During the first 18 months following the closing date, we may elect to pay a portion of the accrued and unpaid interest by capitalizing the amount of such interest on a monthly basis and adding the same to the principal balance of the Term Loans, after which such capitalized interest shall accrue interest at the interest rate and otherwise constitute principal under the Term Loan (“PIK Interest”). With respect to interest accruing during the first nine months after the closing date, we may elect for 100% of the interest payment to be capitalized as PIK Interest on a monthly basis. With respect to interest accruing after the nine month anniversary of the closing date, but before the 18 month anniversary of the closing date, we may elect for 50% of the interest payment to be capitalized as PIK Interest on a monthly basis. The Term Loans mature on March 21, 2025.

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

We must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The minimum cash covenant requires us to maintain cash in a separate account in an amount equal to the prior six months of operating expenses plus $1.1 million. Were unable to comply with these financial covenants and, as noted below, have obtained a waiver. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. As of March 31, 2023, the Company obtained a waiver in the First Amendment noted above, of the minimum cash covenant for February 28, 2023 and March 31, 2023, the net leverage ratio for the period from February 28, 2023 through May 31, 2023 and any default occurring from the Chief Executive Officer separation from the Board of Directors. The Company is seeking a further waiver in conjunction with its efforts to raise additional financing. The Company is in compliance with all other applicable covenants. However, since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of the Credit Agreement as current on the condensed consolidated balance sheets as of March 31, 2023.

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

During the three and nine months ended March 31, 2023, we recorded PIK interest expense amounts of $2.1 million and $4.5 million, respectively, which has been reflected as an increase to the outstanding debt balance. Further, during the three and nine months ended March 31, 2023, we recorded interest expense associated with the amortization of debt discounts in the amount $0.6 million and $1.2 million, respectively. Accordingly at March 31, 2023, the term loans, noncurrent balance of $54.0 million reflects $55.0 million of principal and $4.5 million PIK interest accrual, as reduced by unamortized debt issuance costs of $5.5 million.

Convertible Promissory Notes

As of June 30, 2022, we had convertible notes outstanding to various investors, all of which were accounted for under the fair value option. As of June 30, 2022, the fair value of such convertible promissory notes was $89.7 million. In conjunction with the Merger, all convertible promissory notes converted into shares of common stock. Further certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023.

During the nine months ended March 31, 2022 we issued the July 2021 notes for $0.5 million of convertible promissory notes and issued the February 2022 notes for $25.7 million and repaid the June 2021 notes for $20.0 million with the February 2022 notes. During the three and nine months ended March 31, 2022, we recorded a gain on remeasurement of $19.2 million and loss of $10.6 million, respectively, on all outstanding convertible promissory notes, which were recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss).

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

During the nine months ended March 31, 2022 we received forgiveness for the first PPP loan of $2.6 million and recognized as other income, net. In July 2022, we were granted forgiveness of the second loan in an amount of approximately $2.0 million, which was recognized as other income, net on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and June 30, 2022.

Other Recent Developments

In June 2022, we received a favorable arbitrator ruling related to a matter with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court there. The award has not met the criteria to be considered realizable as of March 31, 2023. As a result, we have not recognized any gain related to this settlement in our condensed consolidated statement of operations and comprehensive income (loss).

Related Party Transactions

We have certain convertible promissory notes and embedded warrants with entities in which a member of our board of directors is an officer of the entity and has a financial interest in the entity (“affiliated entities”). As of June 30, 2022, $9.6 million of our convertible promissory notes and embedded warrants balance is due to a related party, all of which are due within 12 months. The convertible notes and embedded warrants converted into shares of common stock during the nine months ended March 31, 2023. Refer to Note 7 for further details.

During the nine months ended March 31, 2023, we received an equity investment of $1,000 from an investor in exchange for 133,333 shares of common stock in the Company. Refer to Note 9 of Item 1 of this Quarterly Report on Form 10-Q for further details. for further details.

In addition, during the nine month ended March 31, 2023 we granted 1,200,000 of RSUs to a director and interim CEO of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11 of Item 1 of this Quarterly Report on Form 10-Q for further details.

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

During the three and nine months ended March 31, 2023 and 2022, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and AI Platform products (“Platform revenue”), which includes hardware, hardware accessories, software, customer support and maintenance, and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The platform revenue stream is generated from fees charged to customers for access to our Presto Touch product and is recognized ratably. Part of the total contract value is due upon execution of the contract, and the remainder is due monthly over the term of the contract. Our contracts with customers are generally for a term ranging from 12 to 48 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from AI Platform products was not material for the three and nine months ended March 31, 2023 and 2022. Such revenue generated from AI Platform products is inclusive of $0.5 million and $1.1 million of contra-revenue related to the fair value of the warrant treated as a reduction to the transaction price of a customer for the three and nine months ended March 31, 2023, respectively. Refer to the Components of Results of Operations above for further details. We also maintain arrangements with a certain customer whereby we leased the Presto Touch product to that customer. Revenue associated with the lease was recognized on a straight-line basis as platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive income (loss). Refer to the Components of Results of Operations section above for further details.

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

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance as one combined performance obligation for the Presto Touch product, and for gaming agreements, 2) premium content, or gaming. Professional services were insignificant during the three and nine months ended March 31, 2023 and 2022.

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

We did not grant options during the three and nine months ended March 31, 2023.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average cost method, which approximates the first-in first-out inventory method. This method is consistent and valued separately across new inventories and refurbished inventories. Inventories are comprised of finished goods (tablets) and related component parts. We purchase our inventories from a third-party manufacturer as finished goods and store the inventory partially in our own warehouse and partially at a third-party warehouse. We establish provisions for excess and obsolete inventories after an evaluation of historical sales, future demand and market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are made in the normal course of business and are charged to cost of revenue in the consolidated statements of operations and comprehensive loss. The provision for excess and obsolete inventories was immaterial for the three and nine months ended March 31, 2023 and 2022.

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

The fair value of the unvested founder shares liability was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 76.2% and 71.9% as of the Merger date and March 31, 2023, respectively, based on the historical volatility of comparable publicly traded companies.

Investment in Non-Affiliate

Investments in non-affiliates include equity security investments in third party entities without a readily determinable fair value in which the Company’s influence is deemed not to be significant. Investments in non-affiliates are recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or observable price changes. Any impairments or observable price changes are reported in other income, net on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following customers accounted for more than 10% of revenues during the following periods:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Customer A	62%	51%	61%	51%
Customer B	16%	26%	21%	26%
Customer C	18%	14%	15%	16%
	96%	91%	97%	93%

The following customers accounted for more than 10% of accounts receivable as of March 31, 2023 and June 30, 2022:

	As of March 31,	As of June 30,
	2023	2022
Customer A	39%	31%
Customer B	20%	41%
Customer D	27%	11%
	86%	83%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule.

We are exposed to vendor concentration risk as we supply tablets from one vendor and currently source some of our hardware and software components used in the AI Platform from one vendor. Our operating results could be adversely affected should any of the following occur: the vendor used to supply tablets increases their prices or either vendor incurs disruptions in its supply of goods or services.

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

Financial Institutions

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has $26.5 million in deposits in excess of the FDIC limits as of March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.1	Second Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2022).
3.2	Bylaws of Presto Automation Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 27, 2022).
10.1††	Consulting Agreement between Presto Automation Inc. and Ashish Gupta, dated March 4, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2023).
10.2

Waiver and First Amendment to Credit Agreement, dated March 31, 2023, by and among Presto Automation Inc., E La Carte, LLC, Metropolitan Partners Group Administration, LLC and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023).

10.3

Amended and Restated Fee Letter, dated March 31, 2023, by and among Presto Automation Inc., E La Carte, LLC, Metropolitan Partners Group Administration LLC and certain lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2023).

10.4

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2023).

10.5

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 6, 2023).

10.6

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 6, 2023).

10.7

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 6, 2023).

10.8

Registration Rights Agreement, dated as of March 31, 2023, by and among Presto Automation Inc. and certain persons listed therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 6, 2023).

10.9	Offer of Employment, Daniel Mosher, dated May 12, 2023*
10.10	Offer of Employment, Xavier Casanova, dated April 25, 2023*
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

†† Denotes management contract of compensatory plan or arrangement.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 19, 2023	PRESTO AUTOMATION INC.

	By:	/s/ Krishna Gupta
	Name:	Krishna Gupta
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ashish Gupta
	Name:	Ashish Gupta
	Title:	Principal Financial Officer