Form 10-K
period 2023-06-30
Presto Automation Inc.
filed 2023-10-11
CIK 1822145

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46.2 million, calculated by using the closing price of the registrant’s Common Stock on such date on the Nasdaq Stock Market LLC of $2.29.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2023, 57,855,594 shares of Common Stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Table of Contents

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PRESTO AUTOMATION INC.

i

EXPLANATORY NOTE

Unless the context indicates otherwise, references to the “Company,” “we,” “us” and “our” refer to Presto Automation Inc., a Delaware corporation, and its consolidated subsidiaries following the Business Combination (defined below). References to “Ventoux” or “VTAQ” refer to Ventoux CCM Acquisition Corp. prior to the Business Combination and references to “Legacy Presto” refer to E La Carte, Inc. prior to the Business Combination.

Ventoux was originally formed as a Delaware corporation in July of 2019 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses. On December 30, 2020, Ventoux consummated its initial public offering (the “IPO”), following which its securities began trading on the Nasdaq Capital Market (“Nasdaq”).

On September 21, 2022, Ventoux consummated its previously announced business combination (the “Business Combination”) with E La Carte, a Delaware corporation (d/b/a Presto, Inc. “Presto”) (“Legacy Presto”), pursuant to the terms of that certain Merger Agreement, as subsequently amended (the “Merger Agreement”) by and among Ventoux CCM Acquisition Corp. (“Ventoux” or “VTAQ”), Ventoux Merger Sub I, Ventoux Merger Sub II and Legacy Presto, pursuant to which (a) Ventoux Merger Sub I merged with and into Legacy Presto, with Legacy Presto being the Surviving Corporation in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of VTAQ and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into Ventoux Merger Sub II, with Ventoux Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of VTAQ. Upon the Closing, VTAQ was renamed “Presto Automation Inc.” For accounting purposes, and in accordance with generally accepted accounting principles, Ventoux was treated as the acquired company and Legacy Presto was treated as the acquirer."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Form 10-K contains statements that Presto Automation Inc. and its subsidiaries (together, the “Company” or “Presto”) believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this in this Form 10-K, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described in greater detail in Item 1A of Part I, “Risk Factors.”

ii

Item 1. Description of Business

Overview

We provide enterprise grade AI and automation solutions to the restaurant enterprise technology industry. Our solutions are designed to decrease labor costs, improve staff productivity, increase revenue and enhance the guest experience. We offer our AI solution, Presto Voice, to quick service restaurants (QSR) and our pay-at-table tablet solution, Presto Touch, to casual dining chains. Some of the most recognized restaurant names in the United States are among our customers, including Carl’s Jr., Hardee’s, Del Taco and Checkers for Presto Voice and Applebee’s, Chili’s and Red Lobster for Presto Touch.

Following our founding in 2008, we initially focused exclusively on Presto Touch. As of June 30, 2023, we had shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States.  While Presto Touch has accounted for substantially all of our historical revenues, we believe that Presto Voice will contribute an increasing portion of our revenues in the future. Presto Voice, addresses the pressing needs of restaurant operators by improving order accuracy, reducing labor costs and increasing revenue through menu upselling, while also providing guests with an improved drive-thru experience.

The restaurant technology market, while still nascent, continues to rapidly develop and evolve in response to the challenges faced by restaurant operators and the productivity enhancements available to them through the use of technological advances. While growing and robust, the restaurant industry today faces increasing labor and other costs. At the same time, a higher percentage of guests are ordering food and drink via the drive-thru. In an era of high inflation, restaurant operators need to simultaneously lower their costs and generate higher revenues to leverage their cost structures. We believe our solutions help restaurant operators address these concerns with compelling end-to-end solutions that seamlessly integrate into a restaurant’s existing technology stacks.

Industry and Market Overview

The QSR and casual dining market in the United States and Canada consists of approximately 330,000 restaurants and is project to grow to approximately 360,000 restaurants by 2028 according to a 2023 report by IBIS World.1 These locations are operated by a brand’s corporate owner or, in many cases, their franchisees. We estimate that approximately 13.5 billion guests visit in-store casual dining restaurants in the United States and Canada each year based on 2013 dining habit information from Statista. We believe that dining habits have remained substantially consistent since that time. The drive-thru segment of the market is expanding and grew by 20% from February 2020 to February 2022 according to The NPD Group and today accounts for approximately 40%, or 130,000 locations, of the total QSR store base. We estimate that this equates to an annual market size for the QSR market of $67 billion. We estimate based on 2013-2016 data from the U.S. Centers for Disease Control and Prevention that approximately 56 million customers in the United States and Canada visit drive-thru restaurants daily and, based on data from QSR Magazine in 2023, that the average American spends, on average, $1,200 annually on food and drinks from drive-thru restaurants.

QSR and casual dining restaurant chains are increasingly leveraging technology solutions to increase profitability from their established store base, with approximately 58% of U.S. restaurant operators saying using technology-enabled solutions to improve efficiency, labor cost management and revenue growth will be common in the future, according a 2023 study by the National Restaurant Association. We estimate that the total addressable spend on restaurant enterprise technology in QSR and casual dining restaurants in the United States and Canada is approximately $3.0 billion per annum and, based on third party projected growth rates, we estimate it will grow by approximately 35% per annum. We are in the early stages of capturing our addressable market opportunity and are well positioned through our Voice AI solution to increase our share of this market over the next five years.

QSR and casual dining restaurant operators face many challenges which are addressed by our solutions. They include the need to:

●	Combat High Staff Turnover. The restaurant industry struggles to retain workers and has experienced consistently high turnover rates. The restaurant industry routinely has higher job opening rates relative to other industries and had a total of approximately 1 million job openings in June 2023, according to the Bureau of Labor Statistics. Restaurants require solutions that help them maintain continuity of their employee base to reduce their labor costs, increase order accuracy and improve the guest experience.
●	Reduce High Labor Costs. Labor has historically been the largest expense category for most restaurants, accounting for approximately 30% of sales on average, according to Notch Financial. High labor costs can result in significantly lower margins and negatively impact restaurant profitability. Recent labor inflation trends have exacerbated these issues.

●	Achieve High Efficiency in the Drive-Thru. Fast food guests consider speed of service to be important to their overall satisfaction. Restaurant operators are increasingly seeking efficiencies in their operations. Any new efficiencies generated enables a restaurant to maximize the revenue opportunity available to them and to ensure that guests have a positive experience.
●	Generate Higher Average Order Values. Higher average order values per transaction increase a restaurant’s profitability given its fixed cost base. Although a restaurant’s existing employees are trained to up-sell menu items as additional order suggestions, they do so inconsistently.
●	Drive Loyalty and Engagement. In the highly competitive restaurant market, operators are focused on increasing customer loyalty, generating repeat restaurant visits and obtaining higher overall check sizes through more personalized customer engagement.

We provide restaurant operators with solutions to these challenges. First, our solutions allow restaurants to operate efficiently with fewer staff in drive-thrus and in-store restaurants and, accordingly, lower overall labor costs. Second, customers report that our solutions allow them to improve staff retention rates by reducing the cognitive load and stress on them. Third, the increased efficiencies our solutions provide enhance the guest experience by improving order accuracy and reducing wait and delivery times. Fourth, we integrate our solutions into a restaurant’s existing technology so that operators do not need to make major changes to their existing technology stacks.

Our Solutions

Presto Voice

Our Voice AI solution, Presto Voice, completes complex orders, including large orders with multiple menu modifications and add-ons, with limited on-site restaurant staff intervention. Presto Voice greets the guest, takes her or his order, populates the order in the restaurant’s point of sale (POS) system and delivers the order to the restaurant’s Kitchen Display System (KDS). Our end-to-end solution is designed to integrate with a restaurant's existing technology and not require the restaurant operator to make major changes to its existing technology stack.

We believe that Presto Voice enables orders to be processed with improved accuracy and improves the guest experience by allowing the restaurant staff to build the order using the KDS while Presto Voice finalizes the order with the guest.  This often results in the order being ready for the guest when she or he pulls up to the pick-up window. Presto Voice strives to increase check sizes with automatic upselling functionality. Presto Voice offers upsells on nearly 80% of orders in the drive-thru, with upsells accepted by the guest nearly 35% of the time, resulting in additional revenues to the restaurant. Presto Voice benefits the restaurant staff as well. The platform removes one of the restaurant staff’s previous responsibilities (taking the order through the headset), allowing them to enhance their performance in other areas including order assembly.

Revenues from Presto Voice have not been material to date; however, we expect an increasing portion of our future revenues to be generated by Presto Voice.

Presto Touch

Our Presto Touch pay-at-table tablet solution enables self-serve ordering, payment processing, personalization and gaming experiences for restaurant guests. We believe that Presto Touch provides significant value to restaurant operators and guests alike by allowing restaurants to operate dining rooms with fewer staff, personalizing guest experiences and providing more guest insights to the restaurant’s marketing team. Presto Touch increases the server’s efficiency, thereby increasing the number of tables each server can service and, therefore, tips available per server.

Presto Touch provides guests with the opportunity to purchase premium gaming content during the dining experience. We control the associated gaming licenses and work with our restaurant customers to establish the end price charged to the guest. We also generate revenue from professional services, consisting primarily of fees from installing our products and from developing premium content used on the pay-at-table devices. Presto Touch offers Wi-Fi and LTE connectivity. Its front and rear cameras enable coupon scanning. Presto Touch hosts a wide range of payment options and is PCI-DSS compliant. In addition, Presto Touch offers the latest EMV and mobile payment technologies, as well as the ability to split checks.

Since our founding in 2008 to June 30, 2023, we have shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States. In 2023, we launched a next generation hardware solution that enhances the capabilities of Presto Touch. This new solution has multiple batteries and removes the pin pad which will assist in the device’s longevity.

Our Technology

Voice AI Technology

We began developing our own AI technology platform, Presto Voice, in 2020. To date, we have implemented this technology at Del Taco, Carl’s Jr. and Hardee’s, as well as other restaurant brands that are currently in pilot. Like most AI systems, Presto Voice relies on a combination of machine learning and human collaboration to achieve optimal outcomes for the customer including order accuracy, improved operating efficiencies and consistent upselling.

The key elements of our AI solution consist of:

●	Automatic Speech Recognition (ASR) and Text-To-Speech (TTS) Engines. ASR engines decipher spoken orders from guests and convert the spoken orders into text for further processing. Following the processing, TTS engines convert the output into a human-like voice for interaction with guests. Our ASR and TTS engines are based on a widely licensed third-party platform that we have customized significantly.
●	Natural Language Understanding (NLU) Technology. NLU technology analyzes the text generated by the ASR engine and deciphers the meaning of a particular phrase. Because there are usually multiple ways to express a single request, the NLU will generally improve its effectiveness over time as the system adapts to restaurant-specific menus and food items and learns from past successful and failed orders. In addition, particular restaurant conditions, such as the amount of ambient noise, can impact the effectiveness and accuracy of the NLU technology.
●	Humans in the Loop (HITL). Given the machine learning associated with AI technology, including our solutions, we use an approach that is commonly employed in the industry referred to as human-in-the loop (HITL) to ensure that the desired level of accuracy in order taking is achieved. Our systems currently use a human agent (located offsite of the restaurant) to enter, review, validate and correct orders received by Presto Voice and make sure that restaurant guests receive accurate orders. Importantly, this human process also generates data that is used to train the NLU engine and improve its efficacy and accuracy over time, ensuring continued improvement to our technology. As Presto Voice evolves and becomes more educated, we expect that the level of human support in the process will continue to decrease, further improving our economics. We believe the human element of our solution is a competitive advantage as it improves order accuracy compared to competing solutions and allows the NLU to continuously learn.

There are also limited circumstances when human intervention by the on-site restaurant staff is required to process a guest’s order, such as if the guest has a question about the menu, if the menu is very complex or if ambient noise is exceptional. Presto Voice currently achieves an 85% non-intervention rate on average, meaning that restaurant staff does not need to intervene in 85% of the orders placed (not including interactions that do not result in an order such as pick-ups from third party delivery services). We have achieved an approximately 95% non-intervention rate at certain locations.

Presto Voice is currently deployed in Del Taco, Carl’s Jr and Hardee’s, as well as various other restaurant brands under pilot. Prior to commercializing our own AI technology, we entered the voice activated drive-thru market by subcontracting with Hi Auto Ltd. (“Hi Auto”) in July 2021.  Hi Auto’s AI solution powers Presto Voice at Checkers restaurants and is referred to externally as “Presto Voice powered by Hi Auto”. Checkers is currently our largest installed voice AI base.  This arrangement allowed us to enter the market before our own AI technology was commercialized, to assess the strength of the voice market and to develop the sales and account management processes needed to capture market share.

Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to grow our market position. Our competitive strengths include the following:

●	Industry-Leading Technology Platforms. We have developed proprietary technology that we believe comprehensively addresses the challenges that restaurant operators are facing by improving order accuracy, reducing labor costs, increasing revenue and improving the guest experience. Our platforms integrate into a restaurant’s existing technology systems and do not require the restaurant operator to make major changes to its existing technology stack. Specifically, our platforms enable multiple back-end integrations and complex menu management, provide layers of PCI compliance and security and enterprise grade reliability, possess the ability to scale seamlessly and deploy quickly across multiple geographies, and are supported by customer success, support and operations teams that understand enterprise challenges.

●	Proprietary Technology-Human Interface. We believe that providing exceptional order accuracy is critical to Presto Voice’s success and in growing our market share. Our technology-human interface delivers the levels of order accuracy and order delivery time required to operate a high-yield drive-thru business. Presto Voice’s HITL human oversight is located off-site to remove any logistical or technology complexities at the restaurant. This human element is integrated seamlessly into the technology element, ensuring that guests at the restaurant are unaware of the human oversight and experience a seamless order process. While we expect that the level of human oversight will decrease over time– as the technology learns and improves – in order to improve our cost structure, the redundancy provided by the human agents will continue to ensure high levels of accuracy and speedier delivery times.
●	Proven Ability to Scale Our Platforms for Our Customers. Over the past 15 years, Presto has developed the robust human knowledge and account management tools necessary to install, roll-out, integrate and educate restaurant operators and staff about its technology solutions on a large-scale basis and to service our customers following deployment. As of June 30, 2023, we have deployed over 277,000 Presto Touch tablets which has resulted in the development of this core competency which is readily transferable to our Presto Voice customers’ technology platforms.
●	Experience Navigating the Complex and Diverse Ownership Models of Most QSR and Fast Casual Dining Restaurants. Our customers consist of a restaurant brand’s corporate owners and, in most cases, its franchisees. Navigating the sales and management of these diverse yet inter-related customers is one of Presto’s competitive advantages. Each of the corporate owners and franchisees have their own strategic and financial objectives. The cadence for selling into these organizations and then deploying our solutions varies by owner and requires experience to navigate.
●	Business Model That is “Sticky”. The integration of our products into a large, complex organization results in a business model that is “sticky”. We typically engage in pilot programs that range from three to 12 months with potential customers in a small number of locations to test and customize our solutions, including relating to restaurant-specific menus and POS systems, and to familiarize restaurant management with their use and capabilities. Following the pilot period, we typically enter into 12 to 36-month contracts with our customers. This multi-year relationship, as well as the “front of the house” or guest facing nature of our technology, as evidenced by the nature of our entertainment apps on Presto Touch, and consumer facing voice ordering capabilities of Presto Voice and increased adoption of our solutions by the restaurant staff and guests, creates a “sticky” relationship with high switching costs.
●	Experienced Management Team to Execute on Strategy. Our management team has a track record of delivering strong operational results. Our Chief Executive Officer, Xavier Casanova, founded multiple successful enterprise software companies in Silicon Valley and has over 25 years of experience leading and scaling software startups such as Fireclick, Inc. and Liveclicker, Inc. Our President, Dan Mosher, has managed rapidly growing businesses for over 20 years and brings experience from companies such as Postmates Inc., Yahoo! Inc. and VeriSign Inc. prior to his role at Presto.

Strategy

We have adopted the following strategies to increase our revenues and achieve profitability:

●	Continue to Expand the Locations in which Our Solutions are Used. We are continuously working to expand the locations in which our solutions are used by rolling out Presto Voice to franchisee customers in the restaurant groups with which we have entered into master service agreements. As of September 30, 2023, those locations of franchisee customers with whom we have master service or pilot agreements and in which Presto Voice has not been installed represent an estimated annual revenue opportunity of approximately $17 million.
●	Seek to Attract New Customers. To date, we have master services or pilot agreements with nine restaurant brands. Since the third quarter of 2022, we have signed several pilot agreements for Presto Voice. Certain of these pilot customers have more than several hundred locations each. Our goal is to sign new restaurant brands and convert pilot customers into broader customer relationships in the fiscal years 2024 and 2025. As of September 30, 2023, those locations of restaurant brands and franchisee customers with whom we have master service or pilot agreements and in which Presto Voice has not been installed represent an estimated annual revenue opportunity of over $100 million.
●	Continue to Train and Develop Our Voice AI Technology to Improve Unit Economics. Orders taken by Presto Voice provide sample data to train our NLU and ASR engines to improve their accuracy. Over time, and as the solution continues to learn and develop, the level of human oversight and intervention required from the human agent element of our interface is expected decrease. This will enable us to improve the unit economics of Presto Voice. Ultimately, we believe that Presto

Voice will require a substantially lower level of human interface even as we remain committed to maintaining high levels of order accuracy and reduced order delivery times.

●	Maintain Relationships with Existing Customers. Our account management, project management and support teams focus on developing and maintaining robust relationships with our existing customers. For example, they conduct quarterly business reviews with our top customers to share insights and best-in-class industry observations and to assess a customer’s current and future needs. They support our customers through the on-boarding and implementation processes. We are committed to providing a differentiated experience for restaurant operators. Maintaining these relationships is critical both as a referral base for new customers as well as to ensure successful renewals of existing master services agreements and to pave the way for product upgrades and future product add-ons.
●	Continue to Implement On-Going Cost Improvement Programs. We have taken several steps during 2023 to operate our business more efficiently including streamlining operations and reducing costs on a go-forward basis. These initiatives have included realigning personnel and other resources consistent with our current business needs and strategic plans. We intend to continue to evaluate opportunities to enhance our efficiencies, including further cost reductions as necessary.

Revenue opportunity as set forth above is based on the number of locations of each restaurant brand or franchisee group, as applicable, at which Presto Voice is not installed and is based on the pricing contained in the relevant master service or pilot agreement for such customer.  Revenue opportunity does not represent contractually committed revenue or backlog.

Customers

Presto’s customers include some of the most familiar restaurant names in the United States, including Carl’s Jr., Hardee’s, Del Taco and Checkers for Presto Voice and Applebee’s, Chili’s and Red Lobster for Presto Touch. Our potential customer base consists of the approximately 330,000 QSR and casual dining restaurants in the United States and Canada we have identified as our accessible market. These restaurants are owned by corporate parents or, in some circumstances, by their franchisees, each of which makes the decision to employ our solutions independently. For example, CKE Restaurants Holdings, Inc., or CKE, owns approximately 243 Carl’s Jr and Hardee’s locations while its franchisees own approximately 2,532 locations. Our ability to sell into and manage these diverse and complex relationships is one of Presto’s competitive advantages.

We enter into services agreements with our customers ranging in length from 12 to 36 months, which provide visibility into our forward performance.

For the years ended June 30, 2023 and 2022, our three largest customers (including, as applicable, the franchisees of such restaurants which are aggregated as a single customer for reporting purposes) generated an aggregate of approximately 94% and 93% of our revenue, respectively.

The purchase and services agreement with our largest customer was executed in June 2019 and provided for the onboarding and initial sale of our Presto Touch solution. The agreement also provides the terms under which the customer may elect to purchase additional devices, as well as a revenue sharing arrangement for the provision of premium content to the customer’s guests. The purchase and services agreement had an initial term of three years and has been extended to June 2024.

The agreement with our second largest customer was executed in 2017. The agreement provided for the onboarding and initial sale of Presto Touch, along with a revenue sharing arrangement for the provision of premium content to the customer’s guests. The agreement had an initial term of 36 months and has been renewed through March 1, 2024. The agreement can be terminated by the customer with 30 days prior written notice at any time if there is not a statement of work (SOW) outstanding. If there is no SOW outstanding for 12 months, the services agreement automatically terminates.

The service provider agreement with our third largest customer was executed in 2017 by the customer renewing a previous agreement with Presto made in 2013 for Presto Touch. The service provider agreement governs the ongoing relationship between us and the customer, as well as the franchisee agreements executed between us and each of the customer’s franchisees. In addition to governing the terms of further purchases of Presto Touch and a revenue sharing arrangement for the provision of premium content to the franchisees’ guests, the franchisee agreements require that the franchisees replace certain existing Presto Touch products with upgraded versions by way of purchasing the new equipment or leasing it. The term of the service provider agreement extends until each of the franchisee agreements has been terminated. The franchisee agreements are scheduled to terminate in December 2023 unless they are extended.

Sales and Marketing

We have developed a robust sales and marketing process designed to navigate our complex and diverse customer base. Our sales and marketing effort is multi-faceted and consists of several phases. To generate demand, we have developed a library of focused marketing materials which, among other things, describe the benefits of Presto’s solutions, as well as a robust referral network, including many of our current customers. Once we identify prospective customers, we work with them to tailor appropriate pricing and packaging options intended to simplify product adoption and provide ease of use.

In general, our sales process starts with the corporate owner of the restaurant brand followed by our marketing efforts to its franchisees, as applicable. In addition, restaurant operators typically seek to test technologies before implementing them chain-wide. As a result, our sales cycle, from initial implementation of pilot programs, as described below, to signing a system-wide master services agreement (MSAs), can range from three to 15 months.

Once we have established that a prospective customer is interested in employing one of our solutions, we encourage them to engage in a pilot program with us in a limited number of their restaurants. These pilots enable the customer to test our solutions and allow us to customize our platforms and familiarize restaurant management with their use and capabilities.  Our pilot programs typically range from three to 12 months. During the pilot test, we align with our customers on key KPIs and work to deliver consistent service and a compelling return on investment profile.

Following the pilot period, we enter into MSAs with our customers of typically 12 to-36 months in duration. We execute these MSAs first with the corporate owner of the restaurant brand. This provides us with the opportunity to sell our solutions directly to their franchisees. We engage with key customer stakeholders and leverage our sales team to drive franchisee adoption, while at the same time rolling out the solution to the brand’s corporate-owned stores. Each of the corporate owner and their franchisees make independent adoption decisions. The signing of a corporate MSA does not ensure that the brand’s franchisees will adopt our solution.

Customer Success

We have developed and nurtured long-term relationships with our largest customers and maintain an ongoing relationship with them that includes technical support and conducting quarterly business reviews in order to build a pathway to successful usage of our solutions, future renewals and product upgrades. Presto deploys a team that trains our customers on our technology so that they can maximize its benefits.

Our technical team supports our customers through the onboarding process, including by providing employee training, device installation, procedures for troubleshooting and maintenance and advising on industry best practices, among other things. We are committed to providing a differentiated experience for restaurant operators. We offer customers the option of choosing between on-site, remote and self-guided implementation. Following onboarding, we offer our customers support through multiple channels, including chat, phone, web and in-person visits as needed.

Manufacturing and Supply

Presto Voice

The hardware and components used in Presto Voice are off-the-shelf or widely available and are augmented by our proprietary technology.

In July 2021, we entered into an agreement with Hi Auto, pursuant to which we use Hi Auto’s technology in our Voice AI solution. We refer externally to this solution as “Presto Voice powered by Hi Auto”. As of June 30, 2023, Checkers was the only customer deployed under this agreement. All subsequent deployments of Presto Voice have been powered by Presto’s proprietary Voice technology.  Our agreement with Hi Auto terminates on July 28, 2024.  Any customer or franchisee agreements that extend beyond the termination of our agreement with Hi Auto will remain in force through the term of the agreement with such customer or franchisee.

Presto Touch

We are in the process of seeking renewals from our largest customers that would include a shift to our next generation version of Presto Touch.  The tablets for this version of Presto Touch are sourced pursuant to a Master Services Agreement pursuant to which the supplier develops and manufactures the tablets used in our Presto Touch product and provides technical and repair services for us. The

Master Services Agreement had an initial term of three years with automatic one-year renewal periods and, since the expiration of the original term in September 2022, has been automatically renewed for successive one-year periods. Any party may terminate the agreement upon 180 days’ notice or upon a material breach of the agreement if such breach is not cured within 60 days.

In the event of a shortage or supply interruption from our suppliers, or if our inventory estimates are incorrect, we may not be able to develop alternative sources for these tablets quickly, cost-effectively, or at all.

Research and Development

Our new product development and research activities rely on our assessment and knowledge of the challenges faced by restaurant operators today and ones they may face in the future as determined through market and user research, feedback from our existing and potential customers and our deep understanding of the restaurant industry. Our R&D efforts are multi-disciplinary, integrating our product management, engineering, analytics, data science, design and customer success teams.

Our R&D team currently focuses on the development of Presto Voice.  Our Presto Voice R&D team operates in the following core disciplines: speech recognition, NLU, acoustic signal enhancement and restaurant systems integrations, including audio, POS and menu management. The Presto Voice R&D team is focused on enhancing the metrics of the Presto Voice solution to lower unit costs, decrease human intervention and deliver better outcomes for customers, including increasing order accuracy.  Our Touch R&D team focuses on enhancements to the user interface, payment integrations, loyalty integrations, hardware improvements to the next generation device and ordering enhancements.

We develop our products in three primary research and development locations: San Carlos, California, Flower Mound, Texas and Toronto, Ontario, Canada.

Competition

The markets in which we compete are competitive and rapidly evolving. Our platform solutions combine functionality from various product categories, and, as such, we compete with different providers. With respect to our Presto Touch solution, we primarily compete with OneDine LLC and TableTop Media, LLC d/b/a Ziosk. With respect to Presto Voice, we primarily compete with ConverseNow Technologies Inc., Alphabet Inc. (Google), Hi Auto, International Business Machines Corporation (IBM), OpenCity, Inc., Synq3 Restaurant Solutions, LLC, SoundHound AI, Inc. and Valyant AI, Inc.

We believe the principal competitive factors in our market are the ability to provide an end-to-end software solution specifically designed to meet the existing and future technology needs of our customers, including:

●	seamless partner technology integration;
●	product performance, including reliability, scalability and flexibility; order accuracy, improved delivery times and the ability to increase customer revenues;
●	improving efficiency of operations and use of restaurant staff;
●	the ease, reliability and speed of on-boarding, roll-out and use; and
●	fostering strong customer relationships, customer satisfaction, supplier reputation and brand recognition; including the ability to provide on-going customer, technology and platform support.

We expect new competition to emerge as the market continues to grow and evolve, especially from smaller emerging companies that could introduce new products.

For information on risks relating to increased competition in our industry, see the section titled “Risk Factors — Risks Related to Presto’s Competition, Sales and Marketing.”

Human Capital Resources

As of June 30, 2023, we had 137 full-time employees who are located in the United States, India and Canada and 149 contractors, consisting primarily of human agents supporting our HITL approach, who are primarily located in the Asia-Pacific region. Approximately two-third of our employees are in our research and development team.

None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Intellectual Property

As of June 30, 2023, we had 11 registered domain names for websites that we use in our business, such as presto.com and other variations, three trademarks, and no registered patents or copyrights.

We rely on trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand.

We require our employees, consultants, independent contractors and other third parties to enter into confidentiality and proprietary information and invention assignment agreements that assign to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf. In addition, we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Further, we generally enter into confidentiality agreements with our customers and third-party partners.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. See the section entitled “Risk Factors,” including “Risk Factors — Risks Related to Presto’s Intellectual Property” for a description of the risks related to our intellectual property.

Insurance

We maintain the following types of insurance: excess coverage, or reinsurance for property and general liability professional liability, directors’ and officers’ liability, workers’ compensation, cybersecurity, technology errors and omissions, ocean/marine cargo, commercial crime and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. However, future claims could exceed our applicable insurance coverage.

Government Regulation

Certain aspects of our business and service areas are subject to U.S. federal, state, and local regulation. As more fully described below, some of our services also are, or may be in the future, subject to the laws, rules, and regulations that are related to acceptance of credit cards and debit cards. We also are, or may be in the future, subject to rules promulgated and enforced by multiple authorities and governing bodies in the United States, including federal, state and local agencies, payment card networks and other authorities. These descriptions are not exhaustive, and these laws, regulations, and rules frequently change and are increasing in number.

Card Network and NACHA Rules

We rely on our relationships with financial institutions and third-party payment processors to access the payment card networks, such as Visa and Mastercard, which enable our acceptance of credit cards and debit cards. We pay fees to such financial institutions and third-party payment processors for such services. We are required by these third-party payment processors to register with Visa, Mastercard, and other card networks and to comply with the rules and the requirements of these card networks’ self-regulatory organizations. The payment networks and their member financial institutions routinely update, generally expand, and modify requirements applicable to our customers, including rules regulating data integrity, third-party relationships, merchant chargeback standards and compliance with PCI-DSS. PCI-DSS is a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

We are also subject to the operating rules of the National Automated Clearing House Association (“NACHA”). NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions, such as audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations.

Privacy and Consumer Information Security

In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including personally identifiable information (“PII”), which subjects us to certain federal and state privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws, some of which are discussed below, impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and, with limited exceptions, give consumers the right to prevent use of their PII and disclosure of it to third parties. Such laws and regulations are subject to ongoing changes, and a number of new proposed or recently passed laws or regulations in this area are expected to be applicable to our business.

In addition, under these laws and regulations, including the federal Gramm-Leach-Bliley Act (“GLBA”) and Regulation P promulgated thereunder, we must disclose our privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The GLBA may restrict the purposes for which we may use PII obtained from consumers and third parties. We may also be required to provide an opt-out from certain sharing.

On January 1, 2020, the California Consumer Privacy Act of 2018 (“CCPA”) took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. While personal information that we process that is subject to the GLBA is exempt from the CCPA, the CCPA regulates other personal information that we collect and process. A new California ballot initiative, the CPRA was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Item 1A. Risk Factors

The following risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, prospects, financial condition and operating results of Presto. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

Risks Related to Presto’s Business and Business Development

Our limited operating history in a new and developing market makes it difficult to accurately forecast our future results and may make it difficult to evaluate our current business and future financial results.

You should not place undue reliance on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. Our revenue has fluctuated and recently declined compared to previous periods.  Our revenue fluctuates and may continue to fluctuate as a result of a number of factors, including seasonality, the length of our sales and deployment cycles, our efforts to grow Presto Voice as a greater component of our revenues, the upcoming contractual renewal dates for Presto Touch, limited growth to date in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, our failure to continue to capitalize on growth opportunities and the impact of regulatory requirements.

We have a limited operating history with our solutions, particularly Presto Voice. As a result, we have less experience with the related pricing models of the solution, including operator acceptance thereof, which makes it difficult to accurately assess our future prospects and forecast our future financial results.

You should consider our future prospects in light of the challenges and uncertainties that we face, including:

●	the fact that it may not be possible to fully discern the trends that we are subject to;
●	that we operate in a new and developing market with a rapidly changing competitive landscape;
●	that we may be unable to accurately predict our revenue and operating expenses for new solutions that we release;
●	that we may not be able to evolve our solutions to keep up with market demand and/or to provide efficiency and cost effectiveness; and
●	that elements of our business strategy are new and subject to ongoing development.

Our platforms are comprised of our Presto Touch and Presto Voice solutions. The market for our Presto Voice solution is relatively new and rapidly evolving. We anticipate that, in the future, Presto Voice will account for a larger portion of our revenues. It is possible customers may be reluctant to embrace technology and/or AI-based voice solutions. In addition, the technology and AI-based markets are rapidly evolving, and we may have limited insights into trends that may emerge. If the market for our Presto Voice solution does not develop, or if we do not keep up with market trends, our ability to grow our business could be limited and we may not be able to operate profitably.

Our success depends on increasing the number of franchisees of our existing restaurant customers that use our solutions and, in particular, Presto Voice, and the timing of the deployments of contracted locations.

We enter into services agreements with restaurant customers that provide for the initial deployment of our solutions in owned locations and provide us with the opportunity to sell our solutions to franchisee customers within those groups.  Most of our customers initially deploy our platforms in a subset of locations, and our restaurant customers’ franchisees, as applicable, have the option, but not the requirement, to deploy our solutions at their restaurant locations. Our ability to increase adoption of our solutions by our customers and to increase penetration of our existing customers’ locations, including those of their franchisees, will depend on a number of factors, including our customers’ satisfaction with our solutions, competition, pricing and our ability to demonstrate the value proposition of our solutions. In addition, our ability to increase the adoption of our solutions may be constrained by the nature of the technology that is currently deployed in the restaurant locations. Furthermore, our ability to rapidly install our solution on-site may be beyond our control as a result of our customer’s internal timing and strategic initiatives that may take precedence over the Presto solution deployment. In addition, the time required to implement on-site deployment may be further complicated by the composition of the drive -thru equipment on site, the version of the POS employed on-site and the receptivity of the restaurant’s staff to our solution.  The adoption may also be constrained by the time frame necessary to demonstrate a provable return on investment for our solution.

We currently generate the substantial majority of our revenue from three Presto touch customers, and the loss or decline in revenue from any of these customers, or the failure of such customers to renew their existing agreements, would harm our business, results of operations, and financial condition.

For the years ended June 30, 2023 and 2022, our three largest restaurant customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) generated an aggregate of approximately 94% and 93% of our revenue, respectively.  We have in the past, and we may in the future, lose one or more of our largest customers. Our largest customers have entered into contracts for our Touch products with initial terms that typically range from 12 to 36 months and have previously renewed their agreements.  The current terms of these contracts expire and are up for renewal between December 31, 2023 and June 30, 2024.  As a result, these customers may reduce or terminate their usage of our solutions, decide not to renew their agreements with us at our required pricing or use fewer of our solutions, which would adversely affect our business and reputation, and materially decrease our revenues.

Our sales cycles are long and unpredictable, and attracting new customers requires considerable investment of time and expense.

Our success depends, in part, on our ability to attract additional restaurant operators to use our solutions, in particular, Presto Voice. The sales cycle for the adoption of our solutions typically lasts more than one year.  The decision to adopt any of our solutions may require the approval of multiple technical and business decision makers, including senior executives and other personnel responsible for security, compliance, operations, finance and treasury, marketing and IT. Our initial engagement typically consists of a pilot program that ranges from three to 12 months and allows us and the operator to test and customize our solutions and familiarize restaurant management with their use and capabilities. We expend significant resources in generating leads and engaging with potential customers before they may agree to enter into a pilot program.  Such customers often deploy our solutions on a limited pilot basis and require extensive education about our solutions including establishing return on investment profiles and significant customer support time, engage in protracted pricing negotiations and seek to secure development resources before they will commit to deploying our solutions at scale. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales team, our marketing efforts, referrals by existing customers, our pricing structure, the success of the pilot program, if implemented and the availability of competitive restaurant technology platforms. We may not experience the same levels of success with respect to our customer acquisition strategies as seen in prior periods, and, if the costs associated with acquiring new customers materially rises in the future, our expenses may rise significantly.

Our business may be adversely affected if we are unable to optimize the number of human agents required to operate our Presto Voice solution with our unit cost structure.

Our industry is characterized by rapid technological change, frequent new product and service introductions, and evolving industry standards. Our success has been based on our ability to identify and anticipate the needs of our customers and design and maintain solutions that provide them the tools they need to enhance their business operations.

Our work to develop our proprietary Presto Voice solution began in 2020 with that technology first deployed to customers in 2022.  Given the machine learning associated with all AI technology, including our solution, we use an approach which is commonly employed in the AI industry referred to as human-in-the loop (HITL) to ensure the desired level of accuracy in order taking is achieved.  HITL enables an AI platform to keep adjusting its understanding for outputs that do not achieve a defined level of confidence or accuracy. As a result, our systems use a human agent (located offsite of the restaurant) to enter, review, validate and correct orders received by Presto Voice and make sure that restaurant guests receive accurate orders. We are continuing to develop Presto Voice so that we can reduce the role of these human agents in the use of our technology while still maintaining order accuracy and improved delivery times. Our latest innovations in AI technology, aimed at decreasing the degree of HITL, are currently being tested in select Del Taco, Carl’s Jr. and Hardee’s locations. Until a reduction in HITL is achieved and/or greater efficiencies are achieved with our human agents, expanding Presto Voice to a larger number of drive-thru locations would require expanding our human agent population and, as a result, the costs associated with Presto Voice would increase. The recruitment, training, monitoring and performance management of these human agents may become increasingly costly over time and, if not managed or costed appropriately, may result in a quality-of-service degradation or adversely affect profitability. We are currently close to profitable at the restaurant location level based on our current level of HITL and expect to achieve profitability at the restaurant location level in the near future with the advances described above. If we are unable to reduce the degree or cost of HITL or and/or achieve greater efficiencies with our human agents, our ability to achieve profitability of our Presto Voice solution would be adversely affected.

We may experience difficulties with software development that could delay or prevent the development, deployment, introduction, or implementation of new solutions and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded products and solutions and integrate those products and solutions into our platforms. We must also continually update, test, certify, maintain, and enhance our software platforms. We may make significant investments in new solutions or enhancements that may not achieve expected returns. The continual improvement and enhancement of our platforms require significant investment, and we may not have the resources to make such investments. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security, and scalability of our platform is expensive and complex, and to the extent we are not able to perform it in a manner that responds to our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.

Changes in our senior management team have impacted our organization’s focus and we are dependent on the continued services and performance of our current senior management team.’

Our future performance depends, in part, on the continued services and contributions of our senior management team and other key employees to execute our business plan, to continue to deploy our solutions to existing customers, and to identify and pursue new opportunities and innovations. In 2023, we experienced changes in our senior management team, including changes of our Chief Executive Officer and Chief Financial Officer. These changes, and the related transition of our new senior leadership team have, at times, impacted our organization’s focus on executing our business plans. We do not maintain key person life insurance policies on any of our employees. The loss of the services of one or more members of our senior management team or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to find suitable replacements and integrate them within our business.

Our ability to recruit, retain, and develop qualified personnel is critical to our success and growth.

Our business functions at the intersection of rapidly changing technological, social, economic, and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of disciplines, including, in particular, expertise with respect to AI technologies and in identifying low-cost HITL solutions. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human resources capable of maintaining continuity in our business.

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel at reasonable compensation or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our common stock has been volatile, which may make it difficult to attract and retain highly qualified employees.

Defects, errors or vulnerabilities in third party technology that is used in our solutions could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.

Third-party software that we incorporate into our solutions and our backend systems, hardware, or other technology systems, may be subject to defects, errors, or vulnerabilities. In particular, prior to developing our proprietary Voice AI platform, we entered the voice activated drive-thru market through an agreement with Hi Auto whose AI solution powers Presto Voice at Checkers. An outage or malfunction of this solution may adversely impact our customer relationship with Checkers. While Hi Auto is responsible for providing certain on-going services for its AI solution, any defects, errors, vulnerabilities or periods of non-operation could result in negative publicity, a loss of franchisee customers or loss of revenue, the incurrence of additional expense or other performance issues. Such vulnerabilities could also be exploited by bad actors and result in exposure of customer or guest data, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.

Our pricing decisions and pricing models may adversely affect our ability to attract new customers and retain existing customers.

We have limited experience determining the optimal prices for our newest solutions, including Presto Voice. We have changed our pricing model from time to time and expect to do so in the future. It is possible that our new pricing models, or the pricing for any other solutions we may develop, are not optimal, which may result in our solutions not being profitable or not gaining market share. As competitors introduce new products or solutions that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Pricing decisions and pricing models may also impact the adoption or continued use of our solutions and negatively impact our overall revenue. Moreover, restaurant operators may be sensitive to price increases or to lower prices if offered by competitors. In the future, we may be required to change our pricing models by, among other things, increasing the cost of our solutions to our existing customers, which, if not accepted by our customers, could adversely affect our revenue, profitability, financial position and cash flows.

If we fail to maintain a consistently high level of customer service or if we fail to manage our reputation, our brand, business and financial results may be harmed.

We believe customer service and support is critical to maintaining our customer relationships and to attracting and onboarding new customers and growing our business. As a result, we have invested heavily in the quality and training of our customer success and technical support teams, along with the tools they use to provide these services. The number of our customers, including those participating in pilots, has grown significantly, which puts additional pressure on these teams. If we or our third-party service providers are unable to maintain a consistently high level of customer service, and to help our customers quickly resolve issues and provide effective ongoing support, we could harm our ability to retain existing customers and attract new customers and our reputation with existing or potential customers could suffer. Our ability to attract new customers and to renew agreements with existing customers is highly dependent on our reputation and on positive recommendations from our existing customers.

Changes to elements of our AI solutions could cause us to incur additional expenses and impact our product development program.

The field of AI is evolving rapidly. Some of the components of Presto Voice incorporate off-the-shelf AI technologies and services which may cease to exist or become prohibitively expensive. While there are many alternatives to virtually every component of Presto Voice, commercial or open source, we may have to re-invest and rebuild entire feature sets should a provider outprice their service or go out of business. For example, we currently use OpenAI GPT 3.5 and GPT 4 in some components of Presto Voice. OpenAI is known for discontinuing compatibility with older services to promote new versions. In the future, we may need to rewrite our OpenAI-dependent components to keep our cost of operation under control. If circumstances require that we do this, it may negatively affect the performance of the service, negatively impact the accuracy of our solution, and reduce our gross margins.

We are subject to legal proceedings and government investigations which are costly and time-consuming to defend and may adversely affect our business, financial position, and results of operations.

We are subject to legal proceedings and claims and may become subject to additional claims, whether in the ordinary course of business or otherwise, such as claims brought by our customers, our partners, or third parties in connection with commercial disputes or our technology or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. We are currently subject to investigations by the Securities and Exchange Commission and the Department of Justice which have resulted in significant costs and are not subject to insurance.  See Note 8 to our financial statements for a discussion of the legal proceedings and investigation to which we are currently subject.

Risks Related to Presto’s Technology and Privacy

We and certain of our third-party partners, service providers, and sub-processors transmit and store personal information of our customers and consumers. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

We transmit and store personal information and other confidential information of our partners, our customers, and consumers, including payment information. Third-party applications integrated within our solutions may also handle or store personal information, credit card information, including cardholder data and sensitive authentication data, or other confidential information. We do not proactively monitor the content that our customers upload and store, or the information provided to us through the applications integrated with our solutions, and, therefore, we do not control the substance of the content on our servers, which may include personal information. Additionally, we use third-party service providers and sub-processors to help us deliver services to customers and restaurant guests. These service providers and sub-processors may handle or store personal information, credit card information, or other confidential information. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers and restaurant guests. This information could also be otherwise exposed through human error, malfeasance, or otherwise. The unauthorized release, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a data breach did not arise out of our actions or inactions, or if it were to affect one or more of our competitors or our customers’ competitors, the resulting consumer concern could negatively affect our customers and our business.

We integrate with certain third-party service providers in order to meet our customers’ needs, and although we contractually require our customers to ensure the security of such service providers, a security breach of one of these providers could become negatively associated with our brand, or our assistance in responding to such a breach could tie up our internal resources. By the nature of the integrations, we could also get directly drawn into any resulting lawsuits. We are also subject to federal and state laws regarding cybersecurity and the protection of data. Our agreements with customers and partners require us to notify them in the event of certain security incidents. Additionally, some jurisdictions, as well as our contracts with certain customers, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. As cardholder data and sensitive authentication data is transmitted through our platform, we may be required by card networks and our contracts with payment processors to adhere to PCI-DSS and EMVco standards for the payment solutions. We are also subject to the operating rules of the National Automated Clearing House Association (“NACHA”). The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions, such as audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations.

Our failure to comply with legal, regulatory or contractual requirements, and the rules of payment card networks and self-regulatory organizations, including PCI-DSS and NACHA, around the security of personal information, cardholder data, or sensitive authentication data, could lead to significant fines and penalties imposed by regulators and card networks, as well as claims by our customers, consumers, or other relevant stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our solutions. In addition, if our security measures fail to protect credit card information adequately, we could be liable to our partners, our customers and restaurant guests for their losses. As a result, we could be subject to fines, we could face regulatory or other legal action, and our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.

We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

The regulatory framework for privacy and security issues in the United States is rapidly evolving. Laws in all 50 states require us to provide notice to our restaurant customers when certain sensitive personal information has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights. For example, on January 1, 2020, California adopted the CCPA, which provides new data privacy rights for consumers and new operational requirements for covered businesses. The CCPA gives California residents more control over their personal information and includes a statutory damages framework and private right of action imposing civil penalties against businesses that fail to comply with certain security practices. Although the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and exposure to liability. Moreover, additional states that adopt privacy laws that differ from the CCPA may require us to do unanticipated and unbudgeted work in order to comply with additional privacy and data security requirements. The costs associated with compliance may impede our development and could limit the adoption of our services. Finally, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

We publish privacy policies, self-certifications and documentation. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Such failures can subject us to potential local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, resulting in reputational or financial harm to the company. Furthermore, if customer concerns regarding data security increase, customers may be hesitant to provide us with the data necessary to provide our service effectively. This could generally limit the adoption of our  solutions and growth of our company.

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or the systems with which our solutions integrate could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.

We operate in an industry which is prone to cyber-attacks. We have an established in-house security team which is responsible for reviewing and overseeing our cybersecurity program and bringing any cybersecurity risks to the attention of our management and the board of directors. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, our customers’ data, or their guests’ data, could result in the loss or misuse of such data, which could harm our business and reputation. The security measures we have integrated into our systems and processes, which are designed to prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against attacks. Further, our solutions also integrate with third-party applications and POS and management systems over which we exercise no control and security breaches of such third-party platforms could directly or indirectly result in a breach of our platform.

A security vulnerability in our platform or POS integration software could compromise our customers’ in-store networks, which could expose customer or guest information beyond what we collect through our platform. As a multitenant software-as-a-service (“SaaS”) provider, despite our logical separation of data between customers, we may face an increased risk of accidentally commingling data between customers due to employee error, a software bug, or otherwise, which may result in unauthorized disclosure of data between customers. We may in the future be subject to distributed denial of service (“DDoS”) attacks, a technique used by hackers to take an internet service offline by overloading its servers. A DDoS attack could delay or interrupt service to our customers and their consumers and may deter consumers from ordering or engaging with our customers’ restaurants. Our solutions and third-party applications may also be subject to DDoS attacks in the future, and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure, or data loss. In addition, computer malware, viruses, hacking, credential stuffing, social engineering, phishing, physical theft, and other attacks by third parties are prevalent in our industry. We may experience such attacks in the future and, as a result of our increased visibility, we believe that we are increasingly a target for such breaches and attacks.

Any actual or perceived DDoS attack or security breach of our solutions, systems, and networks could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and alleviate problems caused by the DDoS attack or security breach. Our ability to retain adequate cyber-crime and liability insurance may be reduced. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider or one of the service providers we partner with, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results.

We are dependent upon customers continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.

Our success depends upon the general public’s ability to access the internet, including through mobile devices, and its continued willingness to use the internet to pay for purchases, communicate, access social media, research and conduct commercial transactions. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our platforms, increase our operating costs, or otherwise adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anti-competitive practices that could impede both our and our customers’ growth, increase our costs or adversely affect our business. In the future, providers of internet browsers could introduce new features that would make it difficult for customers to use our solutions. In addition, internet browsers for desktop, tablets or mobile devices could introduce new features, or change existing browser specifications, such that they would be incompatible with our platform. If customers become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to customers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be adversely affected.

Financial Condition and Capital Requirements

Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and to comply with our debt covenants unless we raise additional capital to meet its obligations in the near term.

Since inception, we have incurred recurring net losses and negative cash flows from operating activities, and we have financed operations primarily through financing transactions, such as the issuance of convertible promissory notes and loans and sales of common stock and convertible preferred stock. As of June 30, 2023, we had an accumulated deficit of $235.3 million.  We expect our losses to continue for the foreseeable future as we invest in enhancing our AI capabilities and continue to market and deploy our solutions with customers.  Our cash and cash equivalents are not sufficient to fund operating expenses, currently anticipated expenditures and other obligations as they come due, and we require additional capital infusions to fund our ongoing operations. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the issuance date of our financial statements for the year ended June 30, 2023.  In addition, based on our current business plan and forecasts, without the injection of further capital, we anticipate being unable to comply with the minimum cash covenant contained in our credit facility in approximately mid-December 2023.  Unless that default is waived or cured, our lenders could accelerate repayment of our indebtedness which would give them the right to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders under our credit facility would have the right to proceed against the collateral in which we granted a security interest to them, which consists of all owned goods and equipment, inventory, contract rights and general intangibles (including intellectual property), forms of obligations owing to us, cash and deposit accounts, and personal property. If our debt were to be accelerated, we are unlikely to have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which would materially and adversely affect our cash flows, business, results of operations, and financial condition.

Our efforts to generate revenues and/or reduce our expenditures may not be sufficient and may make it difficult for us to implement our business strategy.

We have taken and will continue to implement initiatives to operate our business more efficiently including streamlining operations and reducing costs on a go-forward basis. We are also seeking to drive revenue growth by continuing the successful deployment of our solutions and scaling of our business. These measures may not be sufficient to address our liquidity challenges and may adversely impact aspects of our business strategy.  In particular, we have undertaken to pursue renewals of Presto Touch with all our existing customers with a transition to our next generation technology and, if this is not achieved by December 31, 2023, to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch. The implementation of such a plan would significantly impact our business, reputation and revenues, and those impacts could have adverse consequences.

We have faced challenges complying with the covenants contained in our credit facility and, unless we can raise additional capital, may need additional waivers which may not be forthcoming.

We are party to a credit agreement (as amended by the First Amendment, Second Amendment and Third Amendment thereto (each as defined below), and as it may be further amended, restated, supplemented or otherwise modified from time to time, the “Credit

Agreement”) with Metropolitan Partners Group Administration, LLC (“Metropolitan”), the administrative, payment and collateral agent for Metropolitan Levered Partners Fund VII, LP, Metropolitan Partners Fund VII, LP, Metropolitan Offshore Partners Fund VII, LP and CEOF Holdings LP (collectively, the “Lenders”), pursuant to which such lenders extended us initial term loans, which we borrowed in full at the consummation of the Business Combination, having an aggregate original principal amount of $55 million (the “Initial Term Loans”), and which the Lenders agreed to extend by $3.0 million (the “Third Amendment Term Loans” and together with the Initial Term Loans, the “Term Loans”) pursuant to the terms, and subject to the conditions of the Third Amendment.

We have entered into a series of three amendments to the Credit Agreement to modify the covenants and to waive defaults.  The effectiveness of the third and most recent amendment, entered into on October 10, 2023, is conditioned upon (1) evidence of a gross amount of additional equity investments of $3.0 million for which we have received a commitment from an affiliate of our existing shareholder, Cleveland Avenue, and which is expected to close on or around October 16, 2023, and (2) by no later than October 16, 2023, evidence that we has engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan in connection with upcoming capital raises.  Our existing defaults under the Credit Agreement will only be waived if those conditions, and other customary conditions, are met.  However, as described above, we will still need to raise additional capital in the near term to continue to be in compliance with the covenants and such capital may not be available on reasonable terms or at all. The terms of any new or additional financing may be on terms that are more restrictive or less desirable to us. The terms of our outstanding debt restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.

A failure by us to comply with these covenants or the payment requirements specified in our financial instruments could result in an event of default under the Credit Agreement, which would give the lenders the right to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders under the Credit Agreement would have the right to proceed against the collateral in which we granted a security interest to them, which consists of all owned goods and equipment, inventory, contract rights and general intangibles (including intellectual property), forms of obligations owing to us, cash and deposit accounts, and personal property. If our debt were to be accelerated, we are unlikely to have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which would materially and adversely affect our cash flows, business, results of operations, and financial condition.

We require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through customer working capital and financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which will require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us or at all. Rising inflation and interest rates caused disruption in the global financial markets, making it more challenging for younger companies in general and us in particular to raise capital. If adequate funds are not available on acceptable terms, we may be unable to continue to operate. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our existing common stock. Our decision to issue securities in the future will depend on many considerations, including factors beyond our control such as market conditions, and we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Unfavorable conditions in the restaurant industry or the global economy could limit our ability to grow our business and materially impact our financial performance.

Our operating results may vary based on the impact of changes in the restaurant industry or the global economy on us or our customers. Our revenue growth and potential profitability depend on demand for business management software and solutions serving the restaurant industry. Historically, during economic downturns, there have been reductions in technology investments as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our current and prospective customers may elect to decrease their technology budgets, which would limit our ability to grow our business and adversely affect our operating results.

A deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world) may adversely affect our financial performance by causing a reduction in locations through restaurant closures and reduced operating hours. A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits. Adverse economic factors may accelerate the timing, or increase the impact of, risks to our financial performance.

These factors could include declining economies and the pace of economic recovery which can change consumer spending behaviors, low levels of consumer and business confidence typically associated with recessionary environments, high unemployment levels, which may result in decreased spending by consumers, budgetary concerns in the United States and other countries around the world, which could impact consumer confidence and spending, uncertainty and volatility in the performance of our customers’ businesses, customers or consumers decreasing spending for value-added services we market and sell, government actions, including the effect of laws and regulations and any related government stimulus and disruptions impacting global supply.

Our results of operations may fluctuate from quarter to quarter and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, we may fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

In addition to the other risks described herein, factors that may affect our results of operations include:

●	fluctuations in demand for or pricing of our solutions;
●	our ability to continue to expand the locations in which our solutions are used;
●	our ability to attract new customers;
●	the timing of customer purchases and deployments;
●	customer renewals of our agreements;
●	our ability to control costs, including our operating expenses and the amount and timing of payment for operating expenses;
●	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
●	low levels of consumer and business confidence typically associated with inflationary or recessionary environments;
●	the impact of new accounting pronouncements;
●	changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
●	changes in the competitive dynamics of our market, including consolidation among competitors, customers, or our partners; and
●	significant security breaches of technical difficulties with, or interruptions to, the delivery and use of our modules and platform capabilities or third-party applications or POS or management systems with which our platform integrates.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Common Stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2023, we had federal and state net operating losses (“NOLs”) for approximately $38.2 million and $58.2 million, respectively which begin to expire in 2029 if not utilized. We had federal NOLs for approximately $148.5 million which do not expire. It is possible that we will not generate taxable income in time to use our NOLs before their expiration. Pursuant to Internal Revenue Code Sections 382 and 383, if a corporation undergoes an “change in control,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change taxable income may be limited. In general, a “change in control” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may also apply under state tax laws. As such, our ability to use NOLs and other tax attributes to reduce future taxable income may be subject to annual limitations due to ownership changes that may have occurred previously or that could occur in the future, including as a result of the Business Combination.

The Tax Cuts and Jobs Act (the “Tax Act”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), allows for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the tax year of such loss. NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. These NOLs can be carried forward indefinitely. NOLs arising in taxable years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period.

The balance of our valuation allowance offset our federal NOLs at June 30, 2023 such that these changes did not materially impact our balance sheet as of such date. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

Recent turmoil in the banking industry may negatively impact our ability to acquire financing on acceptable terms if at all, and worsening conditions or additional bank failures could result in a loss of deposits over federally insured levels.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the March 2023 failures of Silicon Valley Bank and Signature Bank, liquidity issues at Credit Suisse, government responses and resulting investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations. In addition, the Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. June 30, 2023, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs.

Risks Related to Competition

The restaurant technology industry is highly competitive. We may not be able to compete successfully against current and future competitors.

We face competition in many aspects of our business, and we expect such competition to intensify in the future, as existing and new competitors introduce new, or enhance existing, solutions that are directly competitive with ours. Our Presto Touch and Presto Voice solutions combine functionality from numerous product categories, and we compete against providers in each of these categories. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations, or customer requirements. Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments expand into our market segments. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate including by integrating additional or competing platforms or features into products and/or solutions they control. Current and future competitors may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.

Mergers of or other strategic transactions by our competitors, our customers, or our partners could weaken our competitive position or reduce our revenue.

If one or more of our competitors were to consolidate or partner with another one of our competitors, the change in landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our third-party partners, thereby limiting our ability to promote our solution. In addition, we may lose customers that merge with or are acquired by companies using a competitor’s or an internally developed solution. Disruptions in our business caused by these events could adversely affect our revenue growth and results of operations.

Risks Related to Presto’s Partners and Other Third Parties

Our growth depends in part on reliance on third parties and our ability to integrate with third-party applications and software.

The success of our solutions depends, in part, on our ability to integrate third-party applications, software, and other offerings into our platform. We anticipate that the growth of our business will continue to depend on third-party relationships including relationships with POS system providers, payment processors, loyalty providers, digital menu boards and other partners. Identifying, negotiating, and documenting relationships with third parties and integrating third-party content and technology requires significant time and resources, and third-party providers may choose to terminate their relationships with us, compete directly against us, enter into exclusive arrangements with our competitors, or make material changes to their businesses, solutions, or services that could be detrimental to our business.

Third-party developers may change the features of their offering of applications and software or alter the terms governing the use of their offerings in a manner that is adverse to us. We may also be unable to maintain our relationships with certain third-parties if we are unable to integrate our platform with their offerings. In addition, third-parties may limit or restrict our access to their offerings. We may not be able to adapt to the data transfer requirements of third-party offerings. If third-party applications or software change such that we do not, or cannot, maintain the compatibility of our platform with these applications and software, or if we fail to ensure there are third-party applications and software that our customers desire to add to their ordering or delivery portals, demand for our platform could decline. If we are unable to maintain technical interoperability, our customers may not be able to effectively integrate our platform with other systems and services they use. If we fail to integrate our platform with new third-party offerings that our customers need to operate their businesses, or to provide the proper support or ease of integration our customers require, we may not be able to offer the functionality that our customers and their consumers expect, which would harm our business.

The third-party service providers we integrate with may not perform as expected under their agreements with our customers, our customers may in the future have disagreements or disputes with such providers, or such providers may experience reduced growth or change their business models in ways that are disadvantageous to us or our customers. If we lose access to solutions or services from a particular partner or experience a significant reduction or disruption in the supply of services from a current partner, it could have an adverse effect on our business and operating results.

Our transaction revenue is partly dependent on our partners to develop and update third-party entertainment applications. The decisions of developers to remove their applications or change the terms of our commercial relationship could adversely impact our transaction revenue.

We rely on third-party developers to develop the entertainment applications that we host through Presto Touch. Accordingly, our business depends on our ability to promote, enter into and maintain successful commercial relationships that give us access to such entertainment applications. In general, we rely on standard terms of service with third party developers which govern the distribution, operations and fee sharing arrangements for hosting entertainment applications. In some cases, we rely on negotiated agreements with third party developers that modify our standard terms of service. There can be no assurance that the developers that have developed applications will continue to maintain these entertainment applications or be willing to provide new entertainment applications in the future. If we are unable to maintain relationships with partners that give us continued access to third-party entertainment applications, if the terms and conditions of such commercial relationships become less favorable to us or if a developer decides to remove their entertainment applications, our transaction revenue would suffer.

In addition, we rely on our game developer partners to manage and maintain their entertainment applications, including updating their entertainment applications to include the latest version. The failure of our developer partners to provide timely and reliable updates could adversely impact our financial condition and results of operations and prospects.

Finally, a small number of entertainment applications and related developers have accounted for a substantial portion of our transaction revenue. If these entertainment applications were to become less popular or be removed and we are unable to identify suitable replacements, our transaction revenue would suffer.

Payment transactions processed on our solutions may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm our business.

The payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them. We are also required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and merchants currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards, which would have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or could otherwise harm our business. If we were unable to facilitate payment card transactions on our platform, or were limited in our ability to do so, our business would be materially and adversely affected.

If we fail to comply with the rules and regulations adopted by the payment card networks, we would be in breach of our contractual obligations to our payment processors, financial institutions, or partners. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer or consumer information. In the event that we are found to be in violation of any of these legal or regulatory requirements, our business, financial condition, and results of operations could be harmed.

We believe the licensing requirements of the Financial Crimes Enforcement Network and state agencies that regulate banks, money service businesses, money transmitters, and other providers of electronic commerce services do not apply to us. One or more governmental agencies may conclude that, under its statutes or regulations, we are engaged in activity requiring licensing or registration. In that event, we may be subject to monetary penalties, adverse publicity, and may be required to cease doing business with residents of those states until we obtain the requisite license or registration.

We rely upon Amazon Web Services, Microsoft Azure and other infrastructure to operate our platform, and any disruption of or interference with our use of these providers would adversely affect our business, results of operations, and financial condition.

We outsource substantial portions of our cloud infrastructure to Amazon Web Services, Microsoft Azure and other infrastructure providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Their failure to access our platform could make us liable for service credits or, in more severe cases, contractual breaches. We are, therefore, vulnerable to service interruptions at infrastructure providers, which could negatively impact our revenue. We have experienced and expect that in the future we may continue to experience, interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints including those related to the complexity and number of order permutations. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud, or security attacks. In addition, if an infrastructure provider’s security is compromised, or our modules or platform are unavailable or our customers or their consumers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations, and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our platform becomes more complex and the usage of our platform increases. Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations, and financial condition.

Certain estimates and information contained in this report are based on information from third-party sources, and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data.

Certain estimates and information contained in this report, including general expectations concerning our industry and the market in which we operate, our market opportunity, and our market size, are based on information provided by or sourced from third parties. This information involves  assumptions and limitations, and, although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of such information or the methodologies for collecting such information or developing such estimates. If there are any limitations or errors with respect to such information, or if such estimates are inaccurate, your ability to evaluate our business and prospects could be impaired and our reputation with investors could suffer.

For example, market opportunity estimates included in this report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every customer included in our market opportunity estimates will necessarily purchase any, or all, of our solutions, and some or many of those potential customers may choose to use solutions offered by our competitors. We cannot be certain that any particular number or percentage of the potential customers included in our calculation of our market opportunity will generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts in this report, our business could fail to grow for a variety of reasons, including competition, customer preferences and the other risks described in this report. Accordingly, the estimates of market opportunity and forecasts of market growth included in this report should not be taken as necessarily indicative of our future growth.

Risks Related to Government Regulation and Other Compliance Requirements

Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and our or our customers’ failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.

The restaurant technology industry and the offering of solutions therein is relatively nascent and rapidly evolving. We are subject to a variety of U.S. laws and regulations. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, online credit card payments, payment and payroll processing, financial services, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, wages, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of existing and new laws, and whether they are applicable to us, is often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer existing or planned solutions and/or increase our cost of doing business. While we have and need to continue to invest in the development of policies and procedures in order to comply with the requirements of the evolving, highly regulated regulatory regimes applicable to our business and those of our customers, our compliance programs are relatively nascent and we cannot assure that our compliance programs will prevent the violation of one or more laws or regulations. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, discontinue certain services or platform features, limit our customer base, or find ways to limit our offerings in particular jurisdictions, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business.

Illegal or improper activities of customers or customer noncompliance with laws and regulations governing, among other things, online credit card payments, gratuities, pricing and commissions, data retention, privacy, data security, consumer protection, wages, and tax could expose us to liability and adversely affect our business, brand, financial condition, and results of operations. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal or improper activities by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation.

Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on our results of operations.

We depend on third party manufacturers and suppliers located outside of the United States, including in China, in connection with the manufacture of certain of our solutions and related components. Accordingly, our business is subject to risks associated with international manufacturing. For example, the former Trump Administration imposed significant increases in tariffs on goods imported into the United States from China and other countries. Increased tariffs, including on goods imported from China, or the institution of additional protectionist trade measures could adversely affect our manufacturing costs, and in turn, our business, financial condition, operating results, and cash flows.

Risks Related to Presto’s Intellectual Property

If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect our rights.

As of June 30, 2023 we had 11 registered domain names for websites that we use in our business, such as presto.com and other variations, three registered trademarks and no registered patents or copyrights. We rely on trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary information and invention assignment agreements, and we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our existing solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we may not be able to license that technology on commercially reasonable terms or at all. Our inability to license this technology could harm our ability to compete.

We are, and may in the future be, subject to claims by third parties of intellectual property infringement, which, if successful could negatively impact operations and significantly increase costs.

The software industry is characterized by the existence of a large number of patents, trademarks, copyrights, trade secrets, and other intellectual property rights, and frequent claims and related litigation regarding such intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our solutions, technology, methods or practices infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of modules that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.

For example, in February 2022, we were added as a co-defendant in a patent infringement lawsuit that was brought against Hi Auto by Valyant AI, Inc. in December 2021, alleging infringement of Valyant’s patent relating to a speech-based/natural language order process system. The claims against us relate to our subcontractor Hi Auto’s technology, which we use in the Presto Voice system for one of our customers. The lawsuit seeks to enjoin the co-defendants from continued alleged infringement and seeks unspecified statutory and other damages. See Note 8 to our financial statements for a discussion of the legal proceedings to which we are currently subject.

Any such claims, regardless of merit, which results in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material and adverse effect on our brand, business, financial condition, and results of operations. Although we do not believe that our proprietary technology, processes, and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our solutions, or re-brand our product. We may also be obligated to indemnify our customers against intellectual property claims, and we may have to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time and attention to it, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules and otherwise negatively affect our business and operating results.

We use open-source software in our platform, which could negatively affect our ability to sell our services or subject us to litigation or other actions.

We rely on open-source software in our proprietary platform and we expect to continue to rely on open-source software in our platform in the future. The terms of certain open-source licenses to which we are subject have not been interpreted by U.S., and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our platforms. Moreover, we cannot ensure that we have not incorporated and are currently relying on additional open-source software in our platform in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Although we employ open-source software license screening measures, if we were to combine our proprietary software platform with open-source software in a certain manner we could, under certain open-source licenses, be required to release the source code of our proprietary platform, which could allow our customers and competitors to freely use such software solutions without compensation to us. Additionally, we may from time-to-time face claims from third parties: claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, required to comply with onerous conditions or restrictions, required to make our proprietary source code for our platform and any modifications and derivative works developed using such open source software generally available at no cost, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid use of the open source software in dispute, which could disrupt the business dependent on the affected platforms. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Some open-source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, results of operations, and financial condition.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered domain names that we use in, or are related to, our business, most importantly www.presto.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

Risks Related to our Operating as Public Company

Our senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our business.

The individuals who constitute our senior management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

As a public reporting company, we are subject to filing deadlines for reports that we file pursuant to the Exchange Act, and our failure to timely file such reports may have material adverse consequences on our business.

In the past, we have not been able to, and may continue to be unable to produce timely financial statements, and file these financial statements as part of a periodic report in a timely manner with the SEC. For example, we failed to timely file with the SEC the requisite Form 10-Q periodic reports for the quarters ended March 31, 2023, December 31, 2022, and September 30, 2022. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act at such time. We cannot guarantee that in the future our reporting will always be timely. Our failure to timely file future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits and could eventually result in the delisting of our Common Stock from Nasdaq, regulatory sanctions from the SEC, and/or the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our Common Stock, and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders. Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding us with which to make investment decisions. As a result, investors may not have access to current or timely financial information about our business.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. While we remain an emerging growth company, our management is not required to make such certification for the annual report for the year ending June 30, 2023 but will be required for the annual report for the year ending June 30, 2024 and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

We expect to continue to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our Common Stock.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified four material weaknesses. The material weaknesses that we have identified are listed below.

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

We have engaged a third-party firm to assist us with our execution of internal control plan as we are required to comply with Section 404 of the Sarbanes and Oxley Act of 2002. We have completed the design phase and are in the implementation stage of the plan to remediate the material weaknesses identified. Our plan includes the following actions that are currently in progress:

●	Designing and implementing a risk assessment process supporting the identification of risks facing Presto and designing formalized internal controls including policies over segregation of duties.
●	Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues. We hired additional experienced accounting staff, including a Chief Accounting Officer and other financial reporting roles as a public company, and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002.
●	Implementing controls over our financial statement closing process including controls to enable an effective and timely review of account analyses and account reconciliations.
●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the testing stage and will require validation of operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate these material weaknesses during the year ended June 30, 2024. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm are not required to perform an evaluation of our internal control over financial reporting for the year ending June 30, 2023 and are not required to perform such evaluation for the year ending June 30, 2022 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the adoption dates of recently issued accounting standards not yet adopted for public companies and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of the VTAQ IPO, December 2025, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the end of our second fiscal quarter that year, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

As a result of the reduced disclosure requirements applicable to us, investor confidence in our company and the market price of our Common Stock may be adversely affected. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

We have, and will continue to, incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities laws and regulations. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased our legal and financial compliance costs, and increased demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. These rules and regulations have increased our legal and financial compliance costs and have made some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

We also expect the laws, rules and regulations we are subject to as a public company to make it more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required in the future to accept reduced coverage or incur substantially higher costs to maintain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

Risks Relating to Our Common Stock and Warrants

Provisions in our Charter and Bylaws may discourage, delay or prevent a merger, acquisition or other change in control in our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.

These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. Such provisions include the following:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
●	the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
●	the requirement for the affirmative vote of holders of at least two-thirds of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our Charter or Bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;
●	the exclusive right of our Board to elect a director to fill a vacancy occurring in our Board for any cause, which prevents stockholders from being able to fill vacancies on our Board; and
●	the requirement that a special meeting of stockholders may be called only by the Chairperson of the Board, the Chief Executive Officer, the Lead Independent Director or a majority of the Board then in office, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These and other provisions in our Charter and Bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our Board of directors or initiate actions that are opposed by the then-current Board, including delay or impede a merger, tender offer or proxy contest involving us. The existence of these provisions could negatively affect the price of our Common Stock and limit opportunities for you to realize value in a corporate transaction.

Our Charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the Delaware General Corporation Law, as may be amended from time to time, our Charter or our Bylaws; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Charter provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and our Board.

The provisions in our Charter and Bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

A market for our securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of our securities may continue to fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market is established and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, our Common Stock and public warrants are listed on Nasdaq under the symbols “PRST” and “PRSTW.” In order to continue the listing of these securities on Nasdaq, we are required to maintain certain financial, distribution and stock price levels. Generally, we are required to maintain a minimum market capitalization (generally $45.0 million) and a minimum number of holders of our securities (generally 450 public holders). If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and public warrants are listed on Nasdaq, they are covered securities. However, if our securities were no longer listed on Nasdaq, they would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Future offerings of debt or offerings or issuances of equity securities by us may adversely affect the market price of our Common Stock or otherwise dilute all other stockholders.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of  our Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. We also expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. Most securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

We may be subject to securities litigation, which is expensive and could divert management’s attention.

The share price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on its business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 985 Industrial Road, San Carlos, California 94070 and consist of approximately 4,300 square feet of office space under a lease that expires in January 2025. We also maintain additional offices in Flower Mound, Texas. As of April 2023, the lease for our additional office in Addison, Texas expired.

As a result of COVID-19, our workforce has been working remotely since March 2020. We recognized early on in the COVID-19 pandemic that there was likely to be a shift in the workplace and introduced measures to facilitate a flexible work environment for our employees. We have been continually assessing our physical office footprint, including our corporate headquarters and those locations noted above, and our future flexible work environment may allow us to reduce our current physical office footprint. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space, as needed, to accommodate expansion of our operations.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 8, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Trading of our common stock and warrants began on Nasdaq on September 22, 2022, under the ticker symbol “PRST” for common stock and “PRSTW” for the warrants. Prior to the Business Combination, the Ventoux Common Stock, Ventoux Warrants, Ventoux Rights and Ventoux Units traded under the ticker symbols “VTAQ”, “VTAQW”, “VTAQR” and “VTAQU”, respectively, on Nasdaq.

Holders

As of June 30, 2023, there were 170 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on our common stock to date and prior to the Business Combination, Ventoux had not paid any dividends on its ordinary shares. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. Our ability to declare dividends are limited by the terms of financing and other agreements.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities during the covered period were disclosed on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Presto’s consolidated financial statements as of and for the years ended June 30, 2023 and 2022 and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Presto’s actual results could differ materially from such forward-looking statements. Presto does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with Presto’s disclosures under the heading “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors Summary” included in this report. Additionally, Presto’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those identified below and those discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K:

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the business and operations of E La Carte Inc. (“Legacy Presto”) and its consolidated subsidiary prior to the Merger (defined below) and to Presto Automation Inc. (“Presto”) and its subsidiaries following the Business Combination (defined below).

Business Overview

We provide enterprise grade AI and automation solutions to the restaurant technology industry. Our solutions are designed to decrease labor costs, improve staff productivity, increase revenue and enhance the guest experience. We offer our industry-leading AI solution2, Presto Voice, to quick service restaurants (QSR) and our pay-at-table tablet solution, Presto Touch, to casual dining chains.

Some of the most recognized restaurant names in the United States are among our customers, including Carl’s Jr. and Hardee’s, Del Taco and Checkers for Presto Voice and Applebee’s, Chili’s and Red Lobster for Presto Touch.

Following our founding in 2008, we initially focused exclusively on Presto Touch. As of June 30, 2023, we had shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States.  Presto Voice, addresses the pressing needs of restaurant operators by improving order accuracy, reducing labor costs and increasing revenue through menu upselling, while also providing guests with an improved drive-thru experience. While Presto Touch has accounted for substantially all of our historical revenues, we believe that Presto Voice will contribute an increasing portion of our revenues in the future.

Strategy

Our business is guided by the principles that our solutions should seamlessly and effortlessly increase revenue for restaurant operators, improve productivity of the restaurant staff and enhance the guest experience . These principles ensure that our focus remains aligned with the priorities of our customers and with our objective of being a leader in the restaurant technology market.

The restaurant technology market, while still nascent, continues to rapidly develop and evolve in response to the challenges faced by restaurant operators and the productivity enhancements available to them through the use of technological advances. While growing and robust, the restaurant industry today faces by increasing labor and other costs. At the same time, a higher percentage of restaurant guests are ordering food and drinks via the drive-thru.  In an era of high inflation, restaurant operators need to simultaneously lower their costs and generate higher revenues to leverage their cost structures. We believe our solutions help restaurant operators address these concerns with compelling end-to-end solutions that seamlessly integrate with a restaurant’s existing technology stacks.

We are currently focused on enhancing, marketing and deploying our proprietary AI technology platform, Presto Voice, to meet the needs of our customers and their guests. We expect the market for Presto Voice to further develop and evolve as the restaurant technology market continues to grow, thereby increasing the demand for our solution.

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

The Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under the guidance in ASC 805, Business Combinations, VTAQ, who is the legal acquirer, has been treated as the “acquired” company for financial reporting purposes and Presto has been treated as the accounting acquirer. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to VTAQ, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of a capital transaction in which Presto is issuing stock for the net assets of VTAQ. The net assets of VTAQ have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Presto, as Presto is considered the predecessor for financial reporting purposes.

Key Performance Indicators

We evaluate our results using the key performance indicators set forth below. We use these metrics and related computations to evaluate our operational effectiveness and results of operations from period to period and to plan for near and long-term operating and strategic decisions. These key performance indicators should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Net Revenue Retention

We use net revenue retention to evaluate the operational and financial performance of our Presto Touch solution. Net revenue retention compares our revenue associated with a set of active restaurant brands in a one-year period to the same set of restaurant brands in the prior year period. We calculate net revenue retention by dividing a particular period’s recurring revenue, including both Platform revenue and Transaction revenue (each as defined below), by the prior period’s recurring revenue from the same set of restaurant brands. Net revenue retention is an indicator of the propensity of our customers to continue working with to expand their relationship with us. We assess our net revenue retention on a rolling 12-month basis comparing year-over-year. For the year ended June 30, 2023, our net revenue retention was 85%, while for the year ended June 30, 2022, it was 102%. The decrease in the year ended June 30, 2023 was primarily due to contract terminations and renewals at lower rates.

We believe net revenue retention is useful for investors because it provides a consistent comparison of customer results and growth across comparable periods within our core, established customer base, unaffected by the impact of new customers on our business.

Number of Presto Voice Locations

The number of Presto Voice locations represents the total number of locations in which Presto Voice is operational as of the last day of the relevant reporting period.  It is a critical metric for us in evaluating the success in the adoption of Presto Voice. As of June 30, 2023 and September 30, 2023, we had 338 and 373 voice locations live, respectively, the substantial majority of which are Checkers locations. In addition, as of September 30, 2023, we had entered into contracts to install our Presto Voice solution in 95 additional locations.

Key Factors Affecting Our Performance

Continued Expansion in the Number of Locations in which Our Solutions are Used

We intend to expand the locations in which our solutions are used by rolling out our Presto Voice solution to franchisee customers in the restaurant groups with which we have entered into master services agreements.  We view the expansion of Presto Voice to these franchisee customers as a key driver of our revenue in the near term and we track the number of locations in which Presto Voice is installed.

Maintaining Relationships with Existing Customers

For the years ended June 30, 2023 and 2022, our three largest restaurant customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) generated an aggregate of approximately 94% and 93% of our revenue, respectively.  These customers have entered into contracts for our Presto Touch that expire and are up for renewal between December 31, 2023 and June 30, 2024.  Renewal of these contracts is a key driver of our revenues in the near term. In addition, we have undertaken to pursue renewals of Presto Touch with all our existing customers with a transition to our next generation technology and, if this is not achieved by December 31, 2023, to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch.

Attraction of New Customers

We believe there is a substantial opportunity to continue to grow our restaurant solutions across the casual dining and QSR sectors in the United States. Since the third quarter of 2022, we have signed several pilot agreements with new customers for Presto Voice. We hope to convert each of our pilot customers into broader customer relationships in the fiscal years 2024 and 2025.  We believe that this will serve as a driver of revenue in the future.

Continued Innovation of Our AI Technology

Given the machine learning associated with all AI technology, including our solution, we use an approach which is commonly employed in the AI industry referred to as human-in-the loop (HITL) to ensure the desired level of accuracy in order taking is achieved.  We are currently close to profitable at the restaurant location level based on our current level of HITL and expect to achieve profitability at the restaurant location level in the near future with continued advances in our technology and its implementation. If we are unable to reduce the degree or cost of HITL or and/or achieve greater efficiencies with our human agents, our results of operations and business may be adversely affected.

Seasonality

We experience seasonality in our Transaction revenue, which is largely driven by the level of gross payment volume processed through Presto Touch. For example, restaurant operators typically obtain greater sales during the warmer months, though this effect varies regionally. As a result, our Transaction revenue per location has historically been stronger in the first and fourth quarters of our fiscal year. We believe that Transaction revenue from both existing and potential future solutions will continue to represent a material proportion of our overall revenue mix at least in the near term and seasonality will continue to impact our results of operations.

Continued Implementation of On-Going Cost Improvement Program

We became a public company through deSPAC process on September 21, 2022 upon the consummation of the Business Combination and, as a result, are incurring costs related to, among other things, directors’ and officers’ liability insurance and audit, legal and other functions.  We have taken several steps during 2023 to operate our business more efficiently including reducing costs and streamlining operations. These initiatives have included realigning personnel and other resources consistent with our current business needs and strategic plans.  We intend to continue to evaluate opportunities to enhance our efficiencies, including further cost reductions as necessary.

Components of Results of Operations

Revenue

During the years ended June 30, 2023 and 2022, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and Presto Voice solutions (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) premium gaming content and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

Platform revenue is generated from fees charged to customers for access to our Presto Touch and Presto Voice solutions and is recognized ratably over the life of the contract, with a portion of the total contract value due upon execution of the contract and the remainder due monthly over the term of the contract. Our master service agreements with customers typically range from 12 to 36 months in duration. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from Presto Voice was not material for the years ended June 30, 2023 and 2022.

Pursuant to an agreement with Hi Auto, we remit a revenue share associated with our Presto Voice at Checkers locations. As we have determined that we serve as an agent in the relationship because we do not control the related Voice hardware, software and other services and are not primarily responsible for fulfilling the obligations to the customer, we recognize this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 64% to 68% of the gross billings to the restaurant operators for the years ended June 30, 2023 and 2022.  Our revenue for the year ended June 30, 2023, from Checkers also reflects, as a reduction to transaction price, the fair value of the warrant issued to them.  The impact of the fair value of the warrant in the year ended June 30, 2022 was immaterial. (See Note 2 of Part II, Item 8 of this Annual Report on Form 10-K for further details).  We also pay Hi Auto a fee that is accounted for as cost of revenue which was $1.2 million for the year ended June 30, 2023.

We also maintain an agreement with a legacy customer whereby we lease Presto Touch to that customer. Revenue associated with the lease is recognized on a straight-line basis as Platform revenue over the lease term in the consolidated statements of operations and comprehensive loss.

Transaction Revenue

Transaction revenue is primarily generated from the delivery to, and use of premium gaming content by, restaurant guests. We act as the principal in this transaction as we are responsible for fulfillment, retain control of the gaming license and its accessibility and have influence in establishing the price charged to the guest. The restaurant operator acts as a sales agent between us and the guest to upsell premium gaming content purchases during the dining experience. Transaction revenue is recognized on a gross basis. A portion of Transaction revenue collections is owed to the restaurant operator and is recorded in Transaction cost of revenue.

We also generate revenue from professional services to a lesser extent, which primarily consists of fees from developing premium content to be used on the devices and installation. We recognize revenue from professional service engagements that occur over a period of time on a proportional performance basis as labor hours are incurred.

Cost of Revenue

Platform cost of revenue consists of four categories: product costs, shipping/freight costs, installation costs and other costs. Product costs consist primarily of the cost to purchase the hardware and hardware accessories for our Presto Touch and Presto Voice solutions. Shipping/freight costs consist of all costs to transport equipment to restaurants. Installation costs consist primarily of the labor cost to install the hardware in each restaurant. Other costs include the amortization of capitalized software and product support costs, as well as certain costs paid to vendors supporting the development of software and hardware offerings used in Presto Touch and Presto Voice. Other costs also include the costs of human agents (located offsite of the restaurant) to enter, review, validate and correct orders received by Presto Voice.

Transaction cost of revenue consists primarily of the portion of the fees collected from guests that are paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear primary responsibility for the solution, we are the principal in the premium content transaction and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The portion of the fees collected from guests that are withheld by and payable to the restaurant as part of the revenue share agreement with each restaurant is recorded to Transaction cost of revenue. The commissions paid to restaurants under our gaming revenue share agreements range on average between 83% to 90% and 81% to 90% of premium gaming content revenue by customer brand for the years ended June 30, 2023 and 2022, respectively.

Depreciation and impairment cost of revenue consists primarily of the costs of leased assets that are included in property and equipment, net in the balance sheet that are amortized to cost of revenue and related impairment charges.

Our cost of revenue includes costs to refurbish and repair our Presto Touch tablets. These costs are expensed in the period in which they are incurred, and as the costs are generally linear, they are generally expected to match the timing of revenue recognized over time. In connection with these costs, we also accrue a liability at each reporting period for expected repair costs for customer tablets currently in our repair and return merchandise authorization (“RMA”) process as of the reporting period, which are charged to Platform cost of revenue.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. The largest single component of operating expenses is employee-related expenses, which include salaries, commissions and bonuses, stock-based compensation, and employee benefit and other related payroll costs.

We have and will continue to implement measures to streamline operations and reduce costs on a go forward basis, including a realignment of personnel and other resources consistent with our strategic plans.  We may nonetheless face increased legal expenses as we address litigation and government investigations.

Research and development. Research and development expenses consist primarily of employee-related costs associated with maintenance and the development of our solutions, and expenses associated with the use of third-party software directly related to the preliminary development and maintenance of our solutions and services, as well as allocated overhead. These costs are expensed as incurred unless they meet the requirements for capitalization.

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

Loss on infrequent product repairs. Loss on infrequent product repairs expenses consist primarily of charges incurred in connection with Presto Touch hardware returned for repair or replacement using an RMA. While we have incurred RMA charges in the past, in the year ended June 30, 2022, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by restaurant operators. Our devices failed primarily due to the use of extremely strong commercial disinfectant solutions by restaurant operators to clean the hardware devices as a mandatory precaution protocol due to COVID-19. These commercial cleaning products leaked into the hardware causing significant damage to the devices and requiring replacement of such devices. We provided repair and replacement of our hardware devices to all of our customers as a one-time only accommodation due to COVID-19. See “—Impact of COVID-19 on Our Results of Operations for the Year Ended June 30, 2022” below for additional information.

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

Other Income, Net

Other income, net includes income of $2.0 million and $2.6 million due to the forgiveness of our PPP loans (as defined below) in the years ended June 30, 2023 and 2022, respectively. During the year ended June 30, 2023, we made an investment in a non-affiliated entity in the amount of $2.0 million. We have determined that the investment does not have a readily determinable fair value and therefore account for the investment at cost, as adjusted for any impairments and observable price changes. There were no adjustments recorded for impairments and observable price changes during the year ended June 30, 2023.

Interest Expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding loans.

Loss on Extinguishment of Debt and Financial Obligations

Loss on extinguishment of debt and financial obligations consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the year ended June 30, 2023 and the extinguishment of our financial obligation with third parties during the year ended June 30, 2023.

Other financing and financial instrument expenses, net

Other financing and financial instrument expenses, net primarily consists of expense recognized related to the issuance of shares and the transfer of warrants upon termination of a convertible note agreement and associated legal fees, offset by the remeasurement of the liability related to the Unvested Sponsor Shares.

We account for the arrangement related to the Unvested Sponsor Shares in accordance with ASC 815-40 as equity-linked instruments which are not indexed to the entity’s own stock and accordingly such instruments are liability classified.

Provision (Benefit) for Income Taxes

We account for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is “more-likely-than-not” that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods.

We are required to evaluate whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.

We record interest and penalties related to income tax matters in income tax expense.

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

Impact of COVID-19 on Our Results of Operations for the Year Ended June 30, 2022

We experienced two impacts from the initial onset of COVID-19 that resulted in significant charges to the statement of operations for the periods presented:

●	Loss on Infrequent Product Repairs. During the COVID-19 pandemic, customers cleaned our Presto Touch devices with highly invasive commercial disinfectant solutions which leaked into the hardware, causing significant damage to the devices and requiring repair or replacement. This resulted in a significant increase in RMA expenses compared to prior periods. As a result, we incurred $0.6 million of loss on infrequent product repairs related to this issue in the year ended June 30, 2022, which is presented as a separate line item on our consolidated statement of operations and comprehensive loss. There were no similar expenses incurred during the year ended June 30, 2023 related to the matter. These issues would typically not be covered by our standard warranty; however, as a sign of goodwill and for customer satisfaction, we incurred the repair and replacement expenses related to the liquid ingress issue.

The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. We have made claims to recover the costs incurred related to the repairs (as specified below) from the third-party subcontractor who manufactures the hardware. In June 2022, we received an arbitration decision in a dispute with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023 and the appeal is currently pending. As a result, the award has not met the criteria to be considered realizable as of June 30, 2023 and, accordingly, we have not recognized any gain related to this settlement in our consolidated statement of operations and comprehensive loss.

●	Hardware Repair Expenses Related to COVID-19. In connection with the RMAs noted above, during the year ended June 30, 2022, we incurred higher than usual repair expenses for one-time, infrequent product repairs to Presto Touch products that were not covered by our third-party subcontractor, who typically covers the costs. The increase in expenses was a result of a higher volume of repair requests due to customer issues arising from COVID-19 related complications and a desire on the part of customers to have us reboot and re-certify equipment coming out of COVID-19. During the year ended June 30, 2022, we incurred $1.1 million of hardware repair expenses related to COVID-19. The expenses incurred were not honored by the manufacturer’s warranty under the RMA process. There were no similar expenses incurred during the year ended June 30, 2023.

We took several actions to mitigate the effects of the COVID-19 pandemic on our operations. In April 2020, we received a loan of approximately $2.6 million under the U.S. Small Business Administration Paycheck Protection Program (“PPP”), to assist with the economic hardships caused by the pandemic. In March 2021, we received a second loan of $2.0 million under the PPP. In August 2021, we were granted forgiveness of the first loan in an amount of approximately $2.6 million. In July 2022, we were granted forgiveness of the second loan in an amount of approximately $2.0 million.

Results of Operations

Comparison of years ended June 30, 2023 and 2022

The following table summarizes our results of operations:

	Year ended June 30,
(in thousands)	2023	2022
Revenue
Platform	$13,235	$20,053
Transaction	12,900	10,298
Total revenue	26,135	30,351
Cost of revenue
Platform	13,068	18,687
Transaction	11,382	8,998
Depreciation and impairment	1,164	2,033
Total cost of revenue	25,614	29,718
Gross profit	521	633
Operating expenses:
Research and development	21,310	16,778
Sales and marketing	8,847	6,640
General and administrative	26,771	9,847
Loss on infrequent product repairs	—	582
Total operating expenses	56,928	33,847
Loss from operations	(56,407)	(33,214)
Change in fair value of warrants and convertible promissory notes	42,811	(20,528)
Interest expense	(12,755)	(5,434)
Loss on extinguishment of debt and financial obligations	(8,179)	—
Other financing and financial instrument expenses, net	(2,753)	—
Other income, net	2,812	2,632
Total other income (expense), net	21,936	(23,330)
Loss before provision for income taxes	(34,471)	(56,544)
Provision (benefit) for income taxes	9	(230)
Net loss and comprehensive loss	$(34,480)	$(56,314)

Revenue

	Year ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Platform	$13,235	$20,053	$(6,818)	(34)%
Transaction	12,900	10,298	2,602	25%
Total revenue	$26,135	$30,351	$(4,216)	(14)%

Total revenue decreased 14% to $26.1 million for the year ended June 30, 2023, as compared to $30.4 million for the year ended June 30, 2022.

Platform revenue decreased 34% to $13.2 million for the year ended June 30, 2023, as compared to $20.1 million for the year ended June 30, 2022. The decrease is primarily attributable to contract terminations by certain franchisee customers of existing enterprise and small business customers.  In addition, certain large customers renewed at lower pricing.

Transaction revenue increased 25% to $12.9 million for the year ended June 30, 2023, as compared to $10.3 million for the year ended June 30, 2022. This is due primarily to increases in pricing for our gaming fees.

Cost of Revenue

	Year ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Platform	$13,068	$18,687	$(5,619)	(30)%
Transaction	11,382	8,998	2,384	26%
Depreciation and impairment	1,164	2,033	(869)	(43)%
Total costs of revenue	$25,614	$29,718	$(4,104)	(14)%

Cost of revenue decreased 14% to $25.6 million for the year ended June 30, 2023, as compared to $29.7 million for the year ended June 30, 2022.

Our Platform cost of revenue decreased 30% to $13.1 million for the year ended June 30, 2023, as compared to $18.7 million for the year ended June 30, 2022. The decrease was in line with the decrease in Platform revenue which impacted product deferred costs, installation and shipping costs during the year ended June 30, 2023, relative to the year ended June 30, 2022.

Our Transaction cost of revenue increased 26% to $11.4 million for the year ended June 30, 2023, as compared to $9.0 million for the year ended June 30, 2022. The increase was primarily attributable to increases in the revenue share owed to restaurants as a result of the increase in pricing for our gaming fees.

Depreciation and impairment cost of revenue decreased 43% for the year ended June 30, 2023 to $1.2 million from $2.0 million during the year ended June 30, 2022. The decrease was primarily attributable to the return of leased tablets in the year ended June 30, 2022, which resulted in fewer tablets in use and being depreciated.

Operating Expenses

	Year ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Research and development	$21,310	$16,778	$4,532	27%
Sales and marketing	8,847	6,640	2,207	33%
General and administrative	26,771	9,847	16,924	172%
Loss on infrequent product repairs	—	582	(582)	(100)%
Total operating expenses	$56,928	$33,847	$23,081	68%

Operating expenses increased by 68% to $56.9 million for the year ended June 30, 2023, as compared to $33.8 million for the year ended June 30, 2022.

Research and Development

Research and development expenses increased 27% to $21.3 million for the year ended June 30, 2023, as compared to $16.8 million for the year ended June 30, 2022. The increase resulted primarily from an increase of $1.3 million in salaries and employee benefits expense due to an increase in headcount and bonuses to employees from the acquisition of CyborgOps, Inc. in the year ended June 30, 2022, an increase of $3.1 million in stock-based compensation as a result of a modification of performance based vesting conditions of restricted stock units that was waived and a $0.2 million increase in professional fees.

Sales and Marketing

Sales and marketing expenses increased 33% to $8.8 million for the year ended June 30, 2023, as compared to $6.6 million for the year ended June 30, 2022. The increase resulted primarily from an increase in salaries and employee benefits expense of $1.4 million, as a result of an increase in headcount, a public relations fee paid upon the completion of the Merger of $0.3 million in the year ended June 30, 2023, and $0.5 million in other costs.

General and Administrative

General and administrative expenses increased 172% to $26.8 million for the year ended June 30, 2023, as compared to $9.8 million for the year ended June 30, 2022. The increase resulted primarily from an increase in stock-based compensation expense of $8.1 million, primarily due to award modifications for performance conditions on RSUs and related to key executive terminations and new employee grants, an increase in legal expense, accounting services expenses and temporary services expenses of $5.5 million which included $2.2 million for audit and tax services, $1.3 million in legal expenses, $1.5 million of ancillary professional services fees in preparation for the Merger and $0.5 million in recruiting fees; an increase in other costs of $3.3 million which included an increase in salaries and employee benefits expense of $0.9 million, bad debt expense of $0.8 million and directors and officers and cyber insurance of $1.0 million and $0.6 million in other costs.

Loss on Infrequent Product Repairs

We had no loss on infrequent product repairs for the year ended June 30, 2023, as compared to $0.6 million for the year ended June 30, 2022. The one-time repair and replacement expenses incurred in the year ended June 30, 2022 related to damage caused to hardware caused by our customers’ use of extremely strong commercial disinfectant solutions to clean the hardware devices as a mandatory precaution protocol due to COVID-19 which did not recur in fiscal 2023.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Year ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Change in fair value of warrants and convertible promissory notes	$42,811	$(20,528)	$63,339	309%

In the year ended June 30, 2023, the change in the fair value of warrants and convertible promissory notes was due to a gain of $42.8 million, as compared to a loss of $20.5 million in the year ended June 30, 2022.

The remeasurement gain recorded during the year ended June 30, 2023 was primarily driven by two factors. First, immediately prior to the closing of the Merger, the convertible notes and embedded warrants were remeasured to their then-fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million. Second, with the close of the Merger, we assumed $9.4 million of warrant liabilities associated with the legacy private warrants of VTAQ and issued additional warrants with a fair value of $0.8 million. As of June 30, 2023, all of our outstanding liability classified warrants were remeasured to fair value based on the June 30, 2023 stock price. As a result of the above, a $42.8 million gain on remeasurement was recorded for the year ended June 30, 2023. The primary factor affecting the change in fair value of the warrants was the assumption of the private warrants, the issuance of additional warrant shares, and the decrease in our stock price during the year ended June 30, 2023.

During the year ended June 30, 2022, the convertible notes and embedded warrants had a change in fair value resulting in a loss of $20.5 million, reflecting the increased stock price of the then-privately held entity. Such increases to the stock price were in contemplation of the anticipated Merger.

Interest Expense

	Year ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest expense	$12,755	$5,434	$7,321	135%

Interest expense increased 135% to $12.8 million for the year ended June 30, 2023, as compared to $5.4 million for the year ended June 30, 2022. The increase was due to us having higher interest-bearing term loan debt outstanding during the year ended June 30, 2023 as compared to the year ended June 30, 2022.

Loss on Extinguishment of Debt and Financial Obligations

	Year ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Loss on extinguishment of debt and financial obligations	$8,179	$—	$8,179	N/A

Loss on extinguishment of debt and financial obligations was $8.2 million for the year ended June 30, 2023 as compared to no loss for the year ended June 30, 2022. The increase is due to our loss on the extinguishment of our term loans outstanding prior to the Merger and extinguishment of certain financing obligations during year ended June 30, 2023.

Other Financing and Financial Instrument Expenses, Net

	Year ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Other financing and financial instrument expenses, net	$(2,753)	$—	$(2,753)	N/A

Other financing and financial instrument expenses, net was $2.8 million for the year ended June 30, 2023 due primarily to the $2.4 million of expense related to the issuance of shares and transfer of warrants upon termination of a convertible note agreement and $0.4 million of associated legal fees.

Other Income, Net

	Year ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Other income, net	$2,812	$2,632	$180	7%

Other income, net increased to $2.8 million for the year ended June 30, 2023, as compared to other income, net of $2.6 million for the year ended June 30, 2022. The amounts in both periods were primarily due to the forgiveness of our PPP loans during the years ended June 30, 2023 and 2022, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was not material in the years ended June 30, 2023 and 2022.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered as substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP contained in this Form 10-K.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to assist investors in seeing our financial performance using management’s view. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted Gross Profit

Adjusted Gross Profit is calculated as gross profit adjusted to add back depreciation, and hardware repair expenses related to COVID.

We use Adjusted Gross Profit to capture and evaluate our core operating performance and trends. We believe this metric is useful to us and our investors because it removes the impact of events that do not reflect our core operating performance, thereby providing consistency and direct comparability with our past financial performance and between fiscal periods.

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Year ended June 30,
(in thousands)	2023	2022
Gross profit	$521	$633
Depreciation	1,164	1,454
Hardware repair expenses related to COVID	—	1,110
Adjusted Gross Profit	$1,685	$3,197

Adjusted EBITDA

Adjusted EBITDA is defined as net loss, adjusted to exclude interest expense, other income, net, income taxes, depreciation and amortization expense, stock-based compensation expense, earnout stock-based compensation expense, change in fair value of warrant liabilities and convertible promissory notes, loss extinguishment of debt and financing obligations, other financing and financial instrument expenses, net, deferred compensation and bonuses earned upon closing of the Merger, public relations fee due upon closing of the Merger, loss on infrequent product repairs, reduction in force, and hardware repair expenses related to COVID.

We believe Adjusted EBITDA is useful for investors when comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that do not reflect our core operating performance, thereby providing consistency and direct comparability with our past financial performance and between fiscal periods. We have also excluded COVID-related expenses relating to loss on infrequent product repairs and excessive hardware repair expenses as the expenses are non-recurring as they occurred directly as a result of issues arising from COVID-19 protocols. They were not present in the years prior to the onset of COVID-19 and are not expected to recur. Excluding these COVID-related expenses serves to better reflect our operating performance and provides consistency and comparability with our past financial performance. We have also excluded nonrecurring costs related to the closing of the Merger, including a deferred compensation and bonuses earned upon the closing of the Merger, and a public relations fee due upon closing of the Merger. Excluding these costs attributable to the Merger better reflects our operating performance and provides consistency and comparability with our past financial performance. Adjusted EBITDA also has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year ended June 30,
(in thousands)	2023	2022
Net loss	$(34,480)	$(56,314)
Interest expense	12,755	5,434
Other income, net	(2,812)	(2,632)
Provision (benefit) for income taxes	9	(230)
Depreciation and amortization	1,681	1,685
Stock-based compensation expense	8,699	1,909
Earnout stock-based compensation expense	4,910	—
Change in fair value of warrants and convertible promissory notes	(42,811)	20,528
Loss on extinguishment of debt and financial obligations	8,179	—
Other financing and financial instrument expenses, net	2,753	—
Deferred compensation and bonuses earned upon closing of the Merger	1,593	—
Public relations fee due upon closing of the Merger	250	—
Loss on infrequent product repairs(1)	—	582
Reduction in force	217	—
Hardware repair expense related to COVID(1)	—	1,110
Adjusted EBITDA	$(39,057)	$(27,928)

(1)	In June 2022, we received an arbitration decision in a dispute with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023 and the appeal is currently pending. As a result, the award has not met the criteria to be considered realizable as of June 30, 2023 and, accordingly, we have not recognized any gain related to this settlement in our consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources

As of June 30, 2023 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $15.1 million and $3.0 million, respectively, which were held for working capital purposes. This excludes $10.0 million of restricted cash as of June 30, 2023.

Since inception, we have financed our operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of common stock and convertible preferred stock. We have incurred recurring operating losses since our inception, including operating losses of $56.4 million and $33.2 million for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and June 30, 2022, we had an accumulated deficit of $235.3 million and $200.8 million, respectively, and we expect to continue to generate operating losses for the near term. Cash from operations could also be affected by various risks and uncertainties including, but not limited to, the timing of cash collections from customers and other risks.

While we received cash of $49.8 million from the completion of the Merger, net cash of $13.7 million from the Credit Agreement and concurrent repayment of other debt obligations, and $9.5 million from the sale of common stock in a private placement in May 2023, additional capital infusions will be necessary in order to fund currently anticipated expenditures, and to meet our obligations as they come due.

Our plans for additional financings are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, however, as some aspects of the plans are outside of our control, we cannot ensure they will be effectively implemented. We cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be materially and adversely affected. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended June 30,		Change
(in thousands)	2023	2022	$	%
Net cash (used in) operating activities	$(44,532)	$(47,299)	$2,767	(6)%
Net cash (used in) investing activities	(7,892)	(2,213)	(5,679)	257
Net cash provided by financing activities	74,550	15,620	58,930	377
Net increase (decrease) in cash	$22,126	$(33,892)	$56,018	(165)%

Operating Activities

For the year ended June 30, 2023, net cash used in operating activities decreased by 6%, to $44.5 million, as compared to $47.3 million for the year ended June 30, 2022.

For the year ended June 30, 2023, net cash used in operating activities was $44.5 million. This consisted of our net loss of $34.5 million and a net use of cash from changes in operating assets and liabilities of $1.5 million and adjustments for non-cash gains, net of $8.5 million. The net use of cash from changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $0.3 million, an increase in prepaids and other current assets of $0.5 million, a decrease in accrued liabilities of $2.0 million and a decrease in deferred revenue of $9.2 million. Such uses of cash were partially offset by a decrease in deferred costs of $9.1 million and a decrease in accounts payable of $1.5 million. The non-cash adjustments primarily relate to gains associated with changes in fair value of warrants and convertible promissory notes of $48.3 million and change in fair value of our liability-classified warrants of $5.5 million,  forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of Unvested Sponsor Shares liability of $0.2 million, partially offset by loss on debt extinguishment of debt and financing obligations of $8.2 million, stock-based compensation expense of $8.7 million, paid in-kind interest expense of $5.5 million, share and warrant cost on termination of convertible note agreement of $2.4 million, earnout share stock-based compensation expense of $4.9 million, amortization of debt discount and debt issuance costs of $3.4 million, depreciation, amortization and impairment of $1.7 million, contra-revenue of $1.2 million, and non-cash lease expense of $0.3 million.

For the year ended June 30, 2022, net cash used in operating activities was $47.3 million. This consisted of our net loss of $56.3 million and a net use of cash from changes in operating assets and liabilities of $14.3 million partially offset by adjustments for non-cash charges of $23.3 million. The net use of cash from changes in operating assets and liabilities primarily relate to decreases in deferred revenue of $14.9 million, vendor financing facility of $6.8 million, accounts payable of $3.3 million and accrued liabilities of $3.6 million, partially offset by decreases in deferred costs of $11.4 million and decreases in inventories of $2.5 million. The non-cash adjustments primarily relate to change in fair value of convertible promissory notes of $18.9 million, change in fair value of our liability-classified warrants of $1.6 million, depreciation, amortization and impairment of $2.4 million, stock-based compensation expense of $1.9 million and amortization of debt discounts of $1.2 million partially offset by forgiveness of one of our PPP loans of $2.6 million.

Investing Activities

For the year ended June 30, 2023, net cash used in investing activities increased to $7.9 million, as compared to $2.2 million for the year ended June 30, 2022.

For the year ended June 30, 2023, cash used in investing activities primarily consisted of cash outflows for capitalized software of $5.6 million and a cash outflow for an investment in non-affiliate of $2.0 million.

For the fiscal year ended June 30, 2022, cash used in investing activities was $2.2 million which primarily consisted of cash outflows for capitalized software of $1.8 million and cash paid for the purchase of property and equipment of $0.3 million.

Financing Activities

For the year ended June 30, 2023, net cash provided by financing activities increased to $74.6 million, as compared to $15.6 million cash provided by financing activities for the year ended June 30, 2022.

For the year ended June 30, 2023, cash provided by financing activities was $74.6 million, which consisted primarily of proceeds from the issuance of term loans of $60.3 million, contributions from the Merger and PIPE financing, net of transaction costs, of $49.8 million, and proceeds from the issuance of common stock of $9.8 million, partially offset by repayment of term loans of $33.0 million, penalties and other costs on extinguishment of debt of $6.2 million, payment of deferred transactions costs of $1.9 million, and principal payments of financing obligations of $4.6 million.

For the year ended June 30, 2022, cash provided by financing activities was $15.6 million, which consisted primarily of proceeds from term loans of $12.6 million, from the issuance of convertible promissory notes of $8.2 million, proceeds from the exercise of common stock options of $0.1 million, partially offset by principal payments of financing obligations of $2.4 million, payment of debt issuance costs of $1.3 million, and payment of deferred transactions costs of $1.6 million.

Financing Obligations

As of June 30, 2023 and June 30, 2022, the Company’s financing obligations consisted of the following:

	As of June 30,	As of June 30,
(in thousands)	2023	2022
Receivable financing facility	$4,067	$5,911
Equipment financing facility	609	2,929
Total financing obligations	4,676	8,840
Less: financing obligations, current	(1,676)	(8,840)
Total financing obligations, non-current	$3,000	$—

Receivable Financing Facility

On April 27, 2021, we entered into an investment arrangement to enable an outside investor to invest in our future receivables in exchange for an upfront payment. Through this arrangement, we obtained financing in the form of a large upfront payment, which we have accounted for as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through payments collected from accounts receivable debtors relating to future receivables. The financing obligation is non-recourse; however, we are responsible for collections as we must first collect payments from the debtors and remit them to the investor. We recognize interest on the financed amount using the effective interest method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by the investor with the present value of the cash amounts paid by the investor to us. The receivable financing facility has a term of 5 years, and the arrangement allows us and the investor to mutually agree to roll forward our borrowings as they come due.

On August 15, 2021, November 16, 2021, February 22, 2022, May 31, 2022, and August 18, 2022, in accordance with the terms of the receivable financing facility, we rolled forward the receivable financing facility, enabling us to continue our quarterly borrowings for a minimum of twelve-months. Subject to the approval of the investor, we may continue rolling forward the receivable financing facility.

On April 14, 2023, we entered into an amended and restated investment arrangement to amend the periodic payment amounts under the investment agreement for which we evaluated under ASC 470-60, “Troubled Debt Restructurings by Debtors.” Due to indicators of financial difficulty for us at this date, and the lenders granting concession resulting in the effective borrowing rate under the amended agreement being less than the effective borrowing rate under the previous agreement. the amendments were accounted for as a troubled debt restructuring. We did not pay or provide any consideration in exchange for this amendment. The undiscounted future cash payments under the new terms are greater than the carrying amount of the debt at the time of the restructuring so no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the receivable financing facility.

On June 20, 2023, we entered into a second consolidated and amended and restated investment arrangement with the aforementioned investor to amend the periodic payment amounts to be made under the investment arrangement.  The amended arrangement calls for monthly payments of principal and interest totaling an aggregate of $1.5 million and $3.0 million in fiscal years 2024 and 2025, respectively. This arrangement amended the amended and restated investment arrangement we entered into on April 15, 2023, which amended the payment due dates and periodic payment amounts to be made under the investment agreement.

Equipment Financing Facility

Beginning in 2019, we entered into equipment financing facilities with third-party financing partners to finance certain tablet purchases. The arrangements generally have terms ranging from 3 to 5 years and interest rates ranging from 8% to 14%. We then lease the tablets to our customer through operating leases with 4-year terms.

In fiscal year 2023, due to our liquidity position and other commitments, we postponed certain payments on certain equipment financing facilities, which resulted in us defaulting on the arrangements. We have remedied the matter via the following repayment agreements. On November 4, 2022, we executed an amendment on one of our equipment financing facilities to defer non-payments, which increased the monthly payments due for the remaining term of the arrangement. On November 21, 2022, we executed an amendment with one of our third-party financing partners, under which we repaid one of the arrangements by making a cash disbursement of $0.4 million, of which extinguished all obligations and resulted in $0.3 million being recorded as a loss on extinguishment of debt and financial obligations on the consolidated statement of operations and comprehensive loss. As a result of the amendment executed on November 4, 2022 and early termination executed on November 21, 2022, the default on payments due as described above has been waived and we are in compliance as of June 30, 2023. The balance is included in financing obligations, current as of June 30, 2023.

In fiscal year 2022, we postponed the required monthly payments from April 2022 through September 2022 on certain equipment financing facilities. Non-payment under the arrangements permits the financing partner to declare the amounts owed under the arrangement due and payable and exercise their right to secure the tablets under lease. As such, we reclassified all of our obligations under these arrangements that are in default as short-term within financing obligations, current as of June 30, 2022.

Debt Arrangements

As of June 30, 2023 and June 30, 2022, our outstanding debt, net of debt discounts, consisted of the following:

	As of June 30,	As of June 30,
(in thousands)	2023	2022
Convertible promissory notes	$—	$89,663
Term loans	50,639	25,443
PPP Loans	—	2,000
Total debt	50,639	117,106
Less: debt, current	(50,639)	(115,106)
Total debt, noncurrent	$—	$2,000

Term Loan - Credit Agreement

General

On September 21, 2022, in connection with the consummation of the Merger, we entered into a Credit Agreement (the “Credit Agreement”), with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC (“Metropolitan”), as administrative, payment and collateral agent (the “Agent”), the lenders party thereto (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Initial Term Loans” and which the Lenders have agreed to extend by $3.0 million (the “Third Amendment Term Loans” and together with the Initial Term Loans, the “Term Loans”) . In conjunction with the initial Credit Agreement, we issued 1,500,000 warrants to purchase common stock to the Lenders as debt discount. Such warrants were determined to be equity classified and we recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 for further details on the aforementioned warrants. We also pay a debt monitoring fee under the Credit Agreement of $0.1 million per quarter which is recorded as interest expense in the consolidated statement of operations and comprehensive loss.

First Amendment

In March 2023, we entered into a First Amendment to the Credit Agreement (the “First Amendment”) pursuant to which certain covenants of the Credit Agreement were amended. In connection with the First Amendment, we entered into the Amended and Restated Fee Letter (the “Fee Letter”) with Metropolitan, pursuant to which we paid an amendment fee equal to $0.2 million and granted warrants to purchase 400,000 shares of common stock, par value $0.0001 per share (“Common Stock”) of Presto, with an exercise price of $0.01 per share (the “Warrants”), to Metropolitan Levered Partners Fund VII, LP, Metropolitan Partners Fund VII, LP, Metropolitan Offshore Partners Fund VII, LP and CEOF Holdings LP (the “Metropolitan Entities”). We recorded an additional debt discount of $0.8 million which represents the amendment fee plus the fair value of the warrants and recorded the warrants.

Second Amendment and Related Private Placement

On May 22, 2023, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) pursuant to which (1) certain covenants of the Credit Agreement were amended and (2) the Lenders agreed to the exchange of an aggregate of $1.0 million of accrued and previously capitalized interest for warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.01 per share (the “Second Amendment Conversion Warrants”). The effectiveness of the Second Amendment was conditioned, in part, upon evidence of a gross amount of additional equity investments of $9.0 million, to be used for working capital purposes, of which we received $9.5 million upon closing of the Private Placement (see Note 9 to the consolidated financial statements).  The warrants are classified as liabilities.  See Note 10 for further details.

In connection with the effectiveness of the Second Amendment and in consideration for Metropolitan’s entering into the Second Amendment, we entered into the Second Amended and Restated Fee Letter (the “Second Fee Letter”) with Metropolitan, pursuant to which we issued warrants to purchase 2,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Second Amendment Fee Warrants” and, together with the Second Amendment Conversion Warrants, the “Second Amendment Warrants”), to the Lenders as an amendment fee (See Note 10).

The Second Amendment Warrants may be exercised for cash or a net exercise at any time on or before the date that is the five-year anniversary of the date of the issuance of the Second Amendment Warrants; provided, that we shall not permit the exercise of any portion of the warrant where the effect is the holder, together with its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise.

In connection with the issuance of the Second Amendment Warrants, we entered into a customary registration right for the shares of Common Stock issuable upon exercise of the Second Amendment Warrants noted above which was declared effective by the SEC on July 6, 2023.

Third Amendment and Related Private Placement

On October 10, 2023, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) pursuant to which (1) lenders agreed to extend the Third Amendment Term Loans, (2) certain covenants of the Credit Agreement were amended or removed (including the removal of a covenant in respect of a maximum net leverage ratio of 1.20 to 1.00), (3) the Lenders agreed to waive existing defaults under the Credit Facility, and (4) the Lenders agreed to the exchange of an aggregate of $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”).  The effectiveness of the Third Amendment is conditioned, in part, upon (1) evidence of a gross amount of additional equity investments of $3.0 million, to be used for working capital purposes (which the Company expects to receive upon the closing of the private placement with an affiliate of our existing shareholder, Cleveland Avenue, described below), (2) the Company hiring a chief financial officer reasonably satisfactory to the Agent, which the Company and the Agent have agreed will be satisfied with the appointment of Mr. Nathan Cook, consultant, as Interim Chief Financial Officer following the filing of this Form 10-K, (3) by no later than October 16, 2023, evidence that we have engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan in connection with upcoming capital raises.

Concurrent with the Third Amendment, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Presto CA LLC, an affiliate of Cleveland Avenue, pursuant to which we agreed to sell an aggregate of 1,500,000 newly issued shares of common stock at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million.  The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. In addition, the Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require us to issue additional shares of common stock to the purchaser, upon the terms and subject to the conditions contained in the Purchase Agreement. The transaction is expected to close on or around October 16, 2023.

In connection with the effectiveness of the Third Amendment and in consideration for Metropolitan’s entering into the Third Amendment, we entered into the Third Amended and Restated Fee Letter (the “Third Fee Letter”) with Metropolitan, pursuant to which we issued warrants to purchase 25,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Third Amendment Fee Warrants” and, together with the Third Amendment Conversion Warrants, the “Third Amendment Warrants”), to the Lenders as an amendment fee.

The Third Amendment Warrants may be exercised for cash or a net exercise at any time on or before the date that is the five year anniversary of the date of the issuance of the Second Amendment Warrants; provided, that we shall not permit the exercise of any portion of the warrant where the effect is the holder, together with its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise.

Borrowings and Interest

The Term Loans were borrowed in full at closing. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. The amendments to the Credit Agreement provide that, with respect to interest accruing for the interest periods ending September 30, 2023 through to January 31, 2024, we may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, we may request that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis, subject to the prior approval by Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis.

During the year ended June 30, 2023, we recorded PIK interest expense amounts of $5.4 million, which have been reflected as an increase to the outstanding debt balance. Further, during the year ended June 30, 2023, we recorded interest expense associated with the amortization of debt discounts in the amount $2.2 million. Accordingly at June 30, 2023, the term loans, noncurrent balance of $50.6 million reflects $55.0 million of principal and $5.4 million PIK interest accrual, as reduced by unamortized debt issuance costs of $9.8 million.

Prepayment

The Term Loans may be prepaid by us; however, any voluntary or mandatory prepayment made prior to March 21, 2024, the 18-month anniversary of the initial closing date, must be accompanied by payment of a make whole premium equal to the interest and fees that would have accrued on the aggregate principal amount of the Term Loans (including any interest that could have been capitalized as PIK Interest during such period) from the date of payment through the 18-month anniversary of the closing date. The Term Loans may not be reborrowed once repaid. We are required to pay the Agent certain upfront fees and administrative fees in connection with the Term Loans. Our obligations under the Credit Agreement are secured by substantially all of our assets.

Covenants and Waivers

We must comply with certain financial covenants as set forth in the Credit Agreement,

●	Minimum Unrestricted Cash. We must maintain $10.0 million in separate and blocked cash collateral account.
●	Net Adjusted Decrease in Operating Cash. Subject to certain excluded payments, the decrease in our operating cash may not exceed an agreed amount for each rolling three-month period, subject to certain customary operating fluctuations and adjustments. The amount is set at $10.7 million for October 2023, $11.4 million for November 2023 and $10.3 million for December 2023, and declines after that date.

Without an injection of further capital, we anticipate being unable to comply with the minimum unrestricted cash covenant in approximately mid-December 2023.

We have also undertaken to pursue renewals of Presto Touch with all our existing customers with a transition to our next generation technology and, if this is not achieved by December 31, 2023, to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch.

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

As of March 31, 2023, we obtained a waiver in the First Amendment noted above, of the minimum cash covenant for February 28, 2023 and March 31, 2023, the historic net leverage ratio for the period from February 28, 2023 through May 31, 2023 and any default occurring from the Chief Executive Officer separation from the Board of Directors. Upon the effectiveness of the Third Amendment, we will obtain waivers of the historic net leverage ratio for the period from May 31, 2023 through June 30, 2023, our failure to make timely payments on July 1, 2023 and various reporting obligations that were not satisfied.

Convertible Promissory Notes

As of June 30, 2022, we had convertible notes outstanding to various investors, all of which were accounted for under the fair value option. As of June 30, 2022, the fair value of such convertible promissory notes was $89.7 million. In conjunction with the Merger, all convertible promissory notes converted into shares of common stock. Further certain convertible notes which were together with warrants also had the related warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the consolidated statement of operations and comprehensive loss for the year ended June 30, 2023.

During the year ended June 30, 2022 we issued the July 2021 notes for $0.5 million of convertible promissory notes and issued the February 2022 notes for $25.7 million and repaid the June 2021 notes for $20.0 million with the February 2022 notes. During the year ended June 30, 2022, we recorded a gain on remeasurement of $18.9 million, on all outstanding convertible promissory notes, which were recorded within change in fair value of warrants and convertible promissory notes on the consolidated statement of operations and comprehensive loss.

Other Term Loans

Horizon Term Loan

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

On September 21, 2022, in connection with the entry into the Credit Agreement, we repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on our consolidated statement of operations and comprehensive loss.

Lago Term Loans

On March 11, 2022, we entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided us with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30-day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. We pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. We may prepay at any time for a fee, depending on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. We issued 205,602 warrants to purchase common stock with the Lago Loan. Refer to Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for further details.

On August 4, 2022, we received an additional tranche of term loan in the amount of $5.3 million via an amendment to the Lago Loan. Further, we issued an additional 169,310 warrants to purchase common stock with the additional tranche. We determined that the amendment with the lender should be accounted for as an extinguishment and recorded a loss on extinguishment of debt and financial obligations of $6.0 million on our consolidated statement of operations and comprehensive loss.

In connection with the entry into the Credit Agreement (defined above) on September 21, 2022, we repaid all outstanding loans by making a cash disbursement of $22.4 million, of which $17.8 million was repayment of principal and $0.1 million was payment of payable in-kind interest. Further, $4.4 million of cash was paid related to prepayment and other penalties.

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

During the year ended June 30, 2022 we received forgiveness for the first PPP loan of $2.6 million and recognized as other income, net. In July 2022, we were granted forgiveness of the second loan in an amount of approximately $2.0 million, which was recognized as other income, net on the consolidated statement of operations and comprehensive loss for the year ended June 30, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and June 30, 2022.

Related Party Transactions

During the year ended June 30, 2023, as part of our private placement that closed in May 2023, we received $3.0 million of proceeds in exchange for newly issued common stock of Presto from Cleveland Avenue, LLC, an entity which holds a greater than 10% interest in Presto, and for which an officer of Cleveland Avenue, LLC, Keith Kravcik, is a member of the Company’s board of directors, and therefore is a related party.

We had certain convertible promissory notes and embedded warrants held by entities in which Krishna Gupta and Ilya Golubovich, each of which are members of our board of directors, are officers and in which they have a financial interest in the entity (“Affiliated Entities”). As of June 30, 2022, $9.6 million of our convertible promissory notes and embedded warrants balance was due to the Affiliated Entities, all of which was due within 12 months. The convertible notes and embedded warrants converted into shares of common stock during the year ended June 30, 2023. Refer to Note 7 for further details of Part II, Item 8 of this Annual Report on Form 10-K for further details.

During the year ended June 30, 2023, we received an equity investment of $1.0 million from Schechter Private Capital Fund I, LLC – Series V ("Schechter") which held a significant portion of our convertible debt on the date of the investment in exchange for 133,333 shares of our common stock. Refer to Note 9 of Part II, Item 8 of this Annual Report on Form 10-K for further details.

In addition, during the year ended June 30, 2023 we granted 1,200,000 of RSUs to Krishna Gupta director and former interim CEO of Presto with a grant date fair value of $4.56 per restricted stock unit. See Note 11 of Part II, Item 8 of this Annual Report on Form 10-K for further details.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Our most significant estimates and judgments are related to the fair value of certain financial instruments which includes warrant liabilities. Other estimates and judgments are related to revenue recognition, collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, earnout and Unvested Sponsor Shares arrangements, valuation of investments in non-affiliates, and impairment of long-lived assets. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 1 to the audited consolidated financial statements as of and for the years ended June 30, 2023 and 2022 and the related notes contained in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.

During the years ended June 30, 2023 and 2022, we derived our revenues from two revenue streams: (1) Platform revenue consisting of sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, including hardware, hardware accessories, software, customer support and maintenance, and (2) Transaction revenue consisting of premium gaming content and other revenue, which includes professional services.

We determine revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer — In connection with our Presto Touch solution, we enter into a MSA with the customer which is signed by both parties. The rights and obligations are outlined in the MSA, and payment terms are clearly defined. We then enter into an agreement, typically with each franchisee, which outlines the specified goods and services to be provided. We also enter into separate gaming agreements with guests, whereby our guest agrees to pay for use of the premium content. Each MSA, in conjunction with a license agreement, and each gaming agreement, has commercial substance, whereby we are to provide products and services in exchange for payment, and collectability is probable.
2.	Identification of the performance obligations in the contract — Our contracts with customers include promises to transfer multiple services. For all arrangements with multiple services, we evaluate whether the individual services qualify as distinct performance obligations. In our assessment of whether a service is a distinct performance obligation, we determine whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires us to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance are one combined performance obligation for the Presto Touch product, and 2) providing premium content, or gaming, is a single performance obligation for the gaming agreements. Professional services were insignificant during the years ended June 30, 2023 and 2022.

Our Presto Touch solution is considered to have a single performance obligation because each element of the Presto Touch product is interdependent and cannot function independently. The software and hardware for the Presto Touch product represents one combined output and the customer cannot benefit from the use of one element without the other.

When we enter into gaming agreements, our Presto Touch product includes the capability of providing entertainment services, provided by us via internet, that can be purchased by diners. The games are only accessible over the internet, and upon the diner making the decision to pay for the content, the diner receives the right to access the game on the Presto Touch product. Gaming fees are usage based through the diner’s use of the device and stipulated in a separate contract with the guest. Any fees that are incurred are collected by the restaurant as part of the normal payment for the dining check from the diner and remitted back to us, net of commissions paid to the restaurant as the sales. Premium content revenue, or gaming revenue, is therefore one performance obligation.

3.	Determination of the transaction price — Our MSAs stipulate the terms and conditions, and separate license agreements dictate the transaction price, and typically outline a price per store location or number of Presto Touch solutions provided. The transaction price is generally a fixed fee, with a portion due upfront upon signing of the contract and the remainder due upon installation of the Presto Touch solutions. The transaction price for transaction revenue is a fixed fee charged per game. We occasionally provide consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.
4.	Allocation of the transaction price to the performance obligations in the contract — The Presto Touch and premium content contracts are each comprised of one performance obligation and do not require reallocation of the contract price.
5.	Recognition of revenue when, or as, we satisfy a performance obligation — As the customer simultaneously receives and consumes the benefits provided by us through continuous access to our SaaS platform, revenue from the Presto Touch is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Stock-Based Compensation

We have a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and directors and non-qualified stock options are granted to employees, investors, directors and consultants. The options and RSU’s granted vest over time with a specified service period, except for performance-based grants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards granted. The RSUs grant date fair value is determined based on our stock price on the date of grant. There were no stock options granted in the year ended June 30, 2023. The fair value of our common stock underlying the awards granted in fiscal year 2022 and up to the close of the Merger had been determined by the Board of Directors (the “Board”) of the Company with input from management and third-party valuation specialists, as there was no public market for our common stock. The Board determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of common stock, transactions in our preferred or common stock, and general and industry specific economic outlook, among other factors.

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. The initial fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum volume weighted average price (“VWAP”). At initial recognition, the earnout shares were measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP.

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

Financial instruments consist of cash equivalents, accounts receivable, accounts payable, convertible promissory notes and embedded warrants, warrant liabilities, and Unvested Sponsor Share liability. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We elected the fair value option to account for the convertible promissory notes and embedded warrants because we believe it more accurately reflects the value of the debt in the financial statements. The principal amount of the convertible promissory notes, embedded warrants and accrued interest is measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as enterprise value and management assessments of the probability of expected future events, including conversion upon next private financing of preferred stock, conversion upon next financing in a public liquidity event, conversion upon a change in control, conversion upon maturity and default. Other inputs included a discount rate of 16.5% for the principal amount of the convertible promissory notes as of June 30, 2022. Changes in the fair value of the convertible promissory notes and embedded warrants were included in the change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive loss.

The fair value of the Unvested Sponsor Share liability was determined using a Monte Carlo valuation model, which requires estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 76.2% and 70.4% as of the Merger date and June 30, 2023, respectively, based on the historical volatility of comparable publicly traded companies.

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

Recent Accounting Pronouncements

See the sections entitled “Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” in Note 1 of Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the filing date of this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, credit and inflation risks. We are not exposed to significant foreign exchange risk.

Interest Rate Sensitivity

Our cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 10% change in interest rates would not have a material impact on our current results of operations due to the short-term nature of our cash, cash equivalents and restricted cash. Additionally, changes to interest rates will not impact the cost of our currently outstanding borrowings. Interest rates on the Credit Agreement are fixed. Potential changes in interest rates would also not materially impact the interest expense associated with our financing obligations.

Credit Risk

We are exposed to credit risk on accounts receivable balances. A small number of customers represent significant portions of our consolidated accounts receivable and revenue. We evaluate the solvency of our customers on an ongoing basis to determine if allowances for doubtful accounts need to be recorded.

The following customers accounted for more than 10% of revenues during the following periods:

	Year ended June 30,
	2023	2022
Customer A	59%	53%
Customer B	19%	25%
Customer C	16%	15%
	94%	93%

The following customers accounted for more than 10% of accounts receivable as of June 30, 2023 and 2022:

	As of June 30,	As of June 30,
	2023	2022
Customer A	43%	31%
Customer B	14%	41%
Customer D	37%	11%
	94%	83%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule.

We are exposed to vendor concentration risk as we purchase our next generation version of Presto Touch tablets and other equipment from one supplier. Our operating results could be adversely affected in the event that the vendor increases their prices or incurs disruptions in its supply of goods or services.

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

Financial Institutions

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash, cash equivalents, or restricted cash, as needed, our financial position and ability to operate our business could be adversely affected. The Company has $24.6 million in deposits in excess of the FDIC limits as of June 30, 2023.

Item 8. Financial Statements and Supplementary Data

Presto Automation, Inc

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors

Presto Automation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presto Automation Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2023 due to the adoption of Accounting Standards Codification Topic 842.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California

October 10, 2023

We have served as the Company’s auditor since 2021.

PRESTO AUTOMATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of	As of
	June 30,	June 30
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$15,143	$3,017
Restricted cash	10,000	—
Accounts receivable, net of allowance for doubtful accounts of $746 and $353, respectively	1,831	1,518
Inventories	629	869
Deferred costs, current	2,301	8,443
Prepaid expenses and other current assets	1,162	707
Total current assets	31,066	14,554
Deferred costs, net of current portion	92	2,842
Investment in non-affiliate	2,000	—
Deferred transaction costs	—	5,765
Property and equipment, net	909	1,975
Intangible assets, net	10,528	4,226
Goodwill	1,156	1,156
Other long-term assets	936	18
Total assets	$46,687	$30,536

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,295	$5,916
Accrued liabilities	4,319	6,215
Financing obligations, current	1,676	8,840
Term loans, current	50,639	25,443
Convertible promissory notes and embedded warrants, current	—	89,663
Deferred revenue, current	1,284	10,532
Total current liabilities	61,213	146,609
Financing obligations, net of current	3,000	—
PPP loans	—	2,000
Warrant liabilities	25,867	4,149
Deferred revenue, net of current portion	299	237
Other long-term liabilities	1,535	—
Total liabilities	91,914	152,995

Commitments and Contingencies (Refer to Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of June 30, 2023 and June 30, 2022, respectively; no shares issued and outstanding as of June 30, 2023 and June 30, 2022 respectively	—	—
Common stock, $0.0001 par value–180,000,000 shares authorized as of June 30, 2023 and June 30, 2022, and 57,180,531 and 27,974,439 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	5	3
Additional paid-in capital	190,031	78,321
Accumulated deficit	(235,263)	(200,783)
Total stockholders’ deficit	(45,227)	(122,459)
Total liabilities and stockholders’ deficit	$46,687	$30,536

The accompanying notes are an integral part of these consolidated financial statements.

PRESTO AUTOMATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year ended
	June 30,
	2023	2022
Revenue
Platform	$13,235	$20,053
Transaction	12,900	10,298
Total revenue	26,135	30,351

Cost of revenue
Platform	13,068	18,687
Transaction	11,382	8,998
Depreciation and impairment	1,164	2,033
Total cost of revenue	25,614	29,718
Gross profit	521	633

Operating expenses:
Research and development	21,310	16,778
Sales and marketing	8,847	6,640
General and administrative	26,771	9,847
Loss on infrequent product repairs	—	582
Total operating expenses	56,928	33,847
Loss from operations	(56,407)	(33,214)
Change in fair value of warrants and convertible promissory notes	42,811	(20,528)
Interest expense	(12,755)	(5,434)
Loss on extinguishment of debt and financing obligations	(8,179)	—
Other financing and financial instrument expenses, net	(2,753)	—
Other income, net	2,812	2,632
Total other income (expense), net	21,936	(23,330)
Loss before provision (benefit) for income taxes	(34,471)	(56,544)
Provision (benefit) for income taxes	9	(230)
Net loss and comprehensive loss	$(34,480)	$(56,314)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(2.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	46,499,850	27,268,887

The accompanying notes are an integral part of these consolidated financial statements

PRESTO AUTOMATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,778,182	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,974,439	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	955,062	—	579	—	579
Fair value of issued warrants on common stock	—	—	—	—	1,411	—	1,411
Issuance of common stock upon net exercise of warrants	—	—	136,681	—	—	—	—
Issuance of commons stock	—	—	4,903,833	—	9,845	—	9,845
Issuance of common stock upon vesting of restricted stock units (Note 11)	—	—	1,115,673	—	—	—	—
Cancellation of restricted stock awards in connection with the CyborgOps acquisition (refer to Note 14)	—	—	(256,891)	—	—	—	—
Issuance of shares and transfer of warrants upon termination of convertible note agreement (Note 9)	—	—	323,968	—	2,412	—	2,412
Conversion of convertible notes into common stock (Note 7)	—	—	8,147,938	1	41,391	—	41,392
Warrants issued with Credit Agreement (Note 7)	—	—	—	—	2,076	—	2,076
Reclassification of liability classified warrants to equity (Note 10)	—	—	—	—	830	—	830
Contribution by shareholder in conjunction with Credit Agreement (Note 7)	—	—	—	—	2,779	—	2,779
Earnout shares stock-based compensation (Note 1)	—	—	—	—	4,910	—	4,910
Merger and PIPE Financing (Note 1)	—	—	13,879,828	1	35,737	—	35,738
Stock-based compensation (Note 11)	—	—	—	—	9,740	—	9,740
Net loss	—	—	—	—	—	(34,480)	(34,480)
Balance at June 30, 2023	—	$—	57,180,531	$5	$190,031	$(235,263)	$(45,227)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	28,343,420	$28	5,132,354	$5	$74,417	$(144,469)	$(70,019)
Retrospective application of recapitalization (Note 1)	(28,343,420)	(28)	21,980,406	(2)	30	—	—
Adjusted balance, beginning of period	—	—	27,112,760	3	74,447	(144,469)	(70,019)
Issuance of common stock upon exercise of stock options	—	—	259,915	—	111	—	111
Stock-based compensation	—	—	—	—	1,947	—	1,947
Fair value of newly issued common stock warrants	—	—	—	—	712	—	712
Issuance of common stock for CyborgOps acquisition	—	—	601,764	—	1,104	—	1,104
Net loss	—	—	—	—	—	(56,314)	(56,314)
Balance at June 30, 2022	—	$—	27,974,439	$3	$78,321	$(200,783)	$(122,459)

The accompanying notes are an integral part of these consolidated financial statements.

a

PRESTO AUTOMATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(34,480)	$(56,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	1,681	2,397
Stock-based compensation	8,699	1,947
Earnout share stock-based compensation	4,910	—
Contra-revenue associated with warrant agreement (Refer to Note 2)	1,242	—
Noncash expense attributable to fair value liabilities assumed in Merger	34	—
Change in fair value of liability classified warrants	5,459	1,597
Change in fair value of warrants and convertible promissory notes	(48,271)	18,932
Amortization of debt discount and debt issuance costs	3,426	1,215
Deferred taxes	—	(247)
Loss on extinguishment of debt and financing obligations	8,179	—
Paid-in-kind interest expense	5,500	79
Share and warrant cost on termination of convertible note agreement	2,412	—
Forgiveness of PPP Loan	(2,000)	(2,599)
Other	—	19
Change in fair value of unvested sponsor shares liability	(189)	—
Noncash lease expense	343	—
Loss on disposal off property and equipment	16	—
Changes in operating assets and liabilities:
Accounts receivable, net	(314)	(335)
Inventories	240	2,451
Deferred costs	9,060	11,361
Prepaid expenses and other current assets	(490)	1,073
Other long-term assets	—	(144)
Accounts payable	1,508	(3,322)
Vendor financing facility	—	(6,792)
Accrued liabilities	(1,970)	(3,562)
Deferred revenue	(9,186)	(14,854)
Other long-term liabilities	(341)	(201)
Net cash used in operating activities	(44,532)	(47,299)
Cash Flows from Investing Activities
Purchase of property and equipment	(254)	(260)
Payments relating to capitalized software	(5,638)	(1,798)
Investment in non-affiliate	(2,000)	(155)
Net cash used in investing activities	(7,892)	(2,213)
Cash Flows from Financing Activities
Proceeds from the exercise of common stock options	579	110
Proceeds from the issuance of term loans	60,250	12,600
Payment of debt issuance costs	(294)	(1,287)
Repayment of term loans	(32,980)	—
Payment of penalties and other costs on extinguishment of debt	(6,228)	—
Proceeds from issuance of convertible promissory notes and embedded warrants	—	8,150
Proceeds from issuance of financing obligations	—	—
Principal payments of financing obligations	(4,573)	(2,376)
Proceeds from the issuance of common stock	9,846	—
Contributions from Merger and PIPE financing, net of transaction costs and other payments	49,840	—
Payments of deferred transaction costs	(1,890)	(1,577)
Net cash provided by financing activities	74,550	15,620

Net increase (decrease) in cash, cash equivalents and restricted cash	22,126	(33,892)
Cash, cash equivalents and restricted cash at beginning of period	3,017	36,909
Cash, cash equivalents and restricted cash at end of period	$25,143	$3,017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	15,143	3,017
Restricted cash	10,000	-
Total cash, cash equivalents and restricted cash	$25,143	$3,017

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$1,041	$—
Issuance of warrants	1,410	713
Common stock issued in CyborgOps acquisition	—	1,104
Deferred consideration - CyborgOps acquisition	—	950
Deferred transaction costs recorded in accounts payable and accrued liabilities	—	4,188
Capital contribution from shareholder in conjunction with Credit Agreement	2,779	—
Issuance of warrants in conjunction with Credit Agreement	8,934	—
Issuance of warrants in conjunction with Lago Term Loan	843	1,118
Convertible note conversion to common stock	41,392	—
Reclassification of warrants from liabilities to equity	830	—
Recognition of liability classified warrants upon Merger	9,388	—
Recognition of Unvested Founder Shares liability	1,588	—
Forgiveness of PPP Loan	2,000	2,599
Right of use asset in exchange for operating lease liability	308	—
Cancellation of June 2021 Note and related accrued interest, with issuance of February 2022 Note	—	20,663

The accompanying notes are an integral part of these consolidated financial statements.

PRESTO AUTOMATION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is the developer of enterprise grade AI and automation solutions to the restaurant technology industry that are designed to decrease labor costs, improve staff productivity, increase revenue and enhance the guest experience. The Company offers an AI solution (“Presto Voice”) to quick service restaurants (QSR) and a pay-at-table tablet solution (“Presto Touch”) to casual dining chains. Presto Voice can complete complex orders, including large orders with multiple menu modifications and add-ons with limited on-site restaurant staff intervention. Some of the most recognized restaurant names in the United States are among the Company’s customers including Carl’s Jr., Hardee’s, Del Taco and Checkers for Presto Voice and Applebee’s, Chili’s and Red Lobster for Presto Touch.

Following the Company’s founding in 2008, the Company initially focused exclusively on Presto Touch. As of June 30, 2023, the Company had shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States.  While Presto Touch has accounted for substantially all of the Company’s historical revenues, the Company believes that Presto Voice will contribute an increasing portion of its revenues in the future. Presto Voice addresses the pressing needs of restaurant operators by improving order accuracy, reducing labor costs and increasing revenue through menu upselling, while also providing guests with an improved drive-thru experience. The Company believes its solutions help restaurant operators address their business challenges with compelling end-to-end solutions that seamlessly integrate into a restaurant’s existing technology stacks.

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal 2023 or year 2023, for example, refer to the fiscal year ended June 30, 2023.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation. References to ASC and ASU included hereinafter refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses, and disclosures. Accordingly, actual amounts could differ from those estimates and those differences could be material.

The most significant estimates are related to the fair value of certain financial instruments which includes warrant liabilities. Other uses of estimates include, but are not limited to, the collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. The Company has assessed the impact and is not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

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

Trust Proceeds and PIPE investment

Following the closing of the Ventoux’s initial public offering on December 30, 2020, $151.5 million was placed in a trust account, (the “Trust”), from which various redemptions of amounts in the Trust were made up until the date of the Merger. On the closing date of the Merger, $9.5 million of unredeemed funds were released to Ventoux from the Trust.

In connection with the execution of the Merger, Ventoux entered into separate subscriptions with a number of investors, pursuant to which the subscribers agreed to purchase, and Ventoux agreed to sell to the subscribers, an aggregate of 7,133,687 shares of common stock (the “PIPE Shares”), for an aggregate purchase price of $55.4 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger.

Upon consummation of the Merger, Presto received approximately $49.8 million from the Trust and PIPE, net of transaction costs and other payments as set forth as follows:

Net Cash
Cash—Ventoux Trust and working capital cash	$9,584
Cash—PIPE investment	55,400
Less: transaction costs and other payments(1)	(15,144)
Total	$49,840
(1)	Amount reflects (1) the repayment of $1.9 million of Ventoux related party loans utilizing proceeds from Trust, (2) the payment of $7.8 million in Ventoux transaction costs related to the Merger, (3) the payment of $4.9 million in Legacy Presto transaction costs related to the Merger and (4) the payment of certain other costs not directly related to the Merger in the amount of $0.5 million. Legacy Presto also incurred $2.1 million in transaction costs which were paid via the issuance of 260,000 Company shares. Further in conjunction with the Merger, Legacy Presto incurred $3.2 million in transaction costs which were either paid prior to or after the Merger. As of June 30, 2023, all of the transaction costs incurred by Legacy Presto have been fully paid. Accordingly, in total Legacy Presto incurred transaction costs amounting to $10.4 million.

Legacy Presto Convertible Promissory Notes and Equity and the Exchange

Immediately prior to the closing of the Merger, all convertible promissory notes were converted into Legacy Presto common stock, all shares of outstanding redeemable convertible preferred stock of Legacy Presto were automatically converted into shares of Legacy Presto common stock, and all outstanding warrants for Legacy Presto shares were either exercised or exchanged into warrants of common stock of Presto. Upon the consummation of the Merger, each share of Legacy Presto common stock issued and outstanding was canceled and converted into the right to receive 0.8099 shares (the “Exchange Ratio”) of common stock of Ventoux. Further, the outstanding equity awards (including warrants, stock options and RSUs) of Legacy Presto were canceled and converted using the Exchange Ratio with the holders receiving equivalent outstanding equity awards (including warrants, stock options and RSUs) in the Company.

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

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. The fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. The earnout shares are measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP. The grant date fair value of each earnout share was $3.17. Of the 15,000,000 earn-out shares, 4,771,116 earnout shares were given to common stock, option and RSU holders that are held by current employees and directors and are accounted for under ASC 718. During the period from the date of the Merger through June 30, 2023, the Company recorded stock-based compensation expense associated with earnouts in the amount of $4.9 million to equity award holders who held awards associated with the Company’s equity incentive plan and to common stock holders who are current employees and directors, of which $3.2 million, $1.3 million, and $0.4 million are recorded within general and administrative, research and development and sales and marketing expenses, respectively, on the consolidated statement of operations and comprehensive loss. There was no expense associated with the earnout shares in the year ended June 30, 2022.

As of June 30, 2023, unrecognized stock-based compensation expense is $7.3 million which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based compensation for awards with a performance-based vesting condition that was previously deemed not probable to occur, was modified during the year ended June 30, 2023 to waive the performance condition which resulted in an immaterial recognition of expense. As of June 30, 2023, 602,978 earnout shares held by current employees and directors were forfeited. The earnout shares given to common stockholders who are not current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on its consolidated balance sheet. As of June 30, 2023, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

Unvested Sponsor Share Arrangement with Sponsors

At the Closing, 444,500 shares held by the Sponsors (the “Unvested Sponsor Shares”) became subject to the following vesting and forfeiture provisions:

(i)	the first 25% of such Unvested Sponsor Shares owned by the Sponsors vest at such time as a $12.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date,
(ii)	the next 25% of such Unvested Sponsor Shares owned by the Sponsors vests at such time as a $15.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date,
(iii)	the next 25% of such Unvested Sponsor Shares owned by the Sponsors vest at such time as a $20.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date, and
(iv)	the remaining 25% of such Unvested Sponsor Shares owned by the Sponsors shall vest at such time as a $25.00 Stock Price Level is achieved on or before the date that is five years after the Closing Date.

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60-trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable Unvested Sponsor Shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any Unvested Sponsor Shares shall automatically vest. As of June 30, 2023, all of the Unvested Sponsor Shares remain unvested as the vesting conditions have not been achieved.

The Company has concluded that the Unvested Sponsor Shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly, such financial instruments are classified as liabilities. With the closing of the Merger, the Company recorded $1.6 million within other long-term liabilities. During the period from the closing of the Merger until June 30, 2023 the Company recorded a gain on remeasurement of $0.2 million, which is included in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive loss.

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

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, Ventoux was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to Ventoux, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Presto issuing stock for the net assets of Ventoux, accompanied by a recapitalization. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Presto and its wholly-owned subsidiaries as if Legacy Presto is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger (0.8099 shares of Company common stock for every one share of Legacy Presto common stock).

Total net liabilities of Ventoux assumed by the Company were $9.8 million, which is inclusive of a liability for the private warrants of $9.4 million but excludes the $55.4 million in PIPE proceeds raised by Ventoux immediately prior to the Merger. The remaining net liabilities assumed from Ventoux were immaterial to the Company.

CyborgOps

As a consequence to the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps Inc. (“CyborgOps”), the entity to which the Company entered into an asset purchase agreement with on May 23, 2022 (refer to Note 14), became due and payable resulting in an expense of $1.3 million, of which $1.2 million and $0.1 million have been recorded within research and development and sales and marketing expenses, respectively, in the consolidated statement of operations and comprehensive loss for year ended June 30, 2023.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

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

Risk and Uncertainties

The Company is subject to a number of risks common to emerging, technology-based companies, including a limited operating history, dependence on key individuals, the need to expand the number of its customers, long sales cycles, competition from alternative products and larger companies, the need for additional financing to fund future operations, and the need to reduce the number of human agents required for Presto Voice.

Impact of COVID-19

The Company took several actions to mitigate the effects of the COVID-19 pandemic on its operations and customers. In April 2020, the Company received a loan of approximately $2.6 million under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), to assist with the economic hardships caused by the pandemic. In March 2021, the Company received a second loan of approximately $2.0 million under the PPP. In August 2021, the Company was granted forgiveness of the first loan of approximately $2.6 million. In July 2022, the Company was granted forgiveness of the second loan of approximately $2.0 million. Refer to Note 7 for further details.

In the year ended June 30, 2022, the volume of repair charges the Company experienced was higher than usual due to a liquid ingress issue resulting from COVID-19 related actions by its customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. The commercial cleaning products solution leaked into the hardware causing significant damage to the devices and requiring replacement of such devices. To prevent disruption to customers’ businesses, the Company incurred losses on infrequent customer repairs related to the issue of $0.6 million for the year ended June 30, 2022. The Company has an outstanding claim to recover the costs from its third-party subcontractor who manufactures the hardware, for which the Company received a favorable arbitrator ruling in June 2022. Refer to Note 8 for further details.

Liquidity and Capital Resources

As of June 30, 2023 the Company’s principal sources of liquidity were cash and cash equivalents of $15.1 which were held for working capital purposes. This excludes $10.0 million of restricted cash as of June 30, 2023.

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock and common stock. The Company has incurred recurring operating losses since its inception, including operating losses of $56.4 million for the year ended June 30, 2023. As of June 30, 2023 the Company had an accumulated deficit of $235.3 million. The Company expects to generate operating and net losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, timing of cash collections from customers and other risks.

While the Company received net cash of $49.8 million from the completion of the Merger, raised net cash proceeds of $13.7 million from the issuance of new debt net of the payment of certain legacy debt obligations and received $9.5 million from the sale of common stock in a May 31, 2023 private placement (the “Private Placement”), additional capital infusions will be necessary in order to fund operating expenses, currently anticipated expenditures, and other obligations as they come due. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

The Company intends to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. The Company cannot be sure that any additional financing will be available on acceptable terms, if at all. If the Company is unable to raise additional capital when desired, its business, results of operations, and financial condition would be materially and adversely affected. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Concentrations of Risks, Significant Customers and Investments

The Company’s financial instruments are exposed to concentrations of credit risk and consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds and incur losses to the extent its deposits exceed amounts insured by the Federal Deposit Insurance Corporation, as described below.

The following three largest restaurant brands (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues:

	Year ended June 30,
	2023	2022
Customer A	59%	53%
Customer B	19%	25%
Customer C	16%	15%
	94%	93%

The following restaurant brands (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of accounts receivable:

	As of June 30,	As of June 30,
	2023	2022
Customer A	43%	31%
Customer B	14%	41%
Customer D	37%	11%
	94%	83%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule.

The Company is exposed to vendor concentration risk as it purchases its next generation version of Presto Touch tablets and other equipment from one supplier. The Company’s operating results could be adversely affected in the event that the vendor increases its prices or incurs disruptions in its supply of goods or services.

Financial Institutions

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom the Company does business were to be placed into receivership, the Company may be unable to access the funds it has on deposit with such institutions. If the Company is unable to access its cash and cash equivalents and restricted cash as needed, the Company’s financial position and ability to operate its business could be adversely affected. The Company had $24.6 million in deposits in excess of the FDIC limits at June 30, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2023 and 2022, cash and cash equivalents consist of cash and money market funds held in financial institutions.

Restricted Cash

Restricted cash consists primarily of cash that is required to be held as collateral pursuant to the Company’s Credit Agreement (refer to Note 7). Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the consolidated balance sheets.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company has no components of other comprehensive loss. Therefore, net loss equals comprehensive loss for all periods presented.

Fair Value Measurements

Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs.

Warrants

The Company accounts for warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an input in the Black-Scholes valuation model. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive loss. Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of the Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amounts net of an allowance for doubtful accounts. The Company regularly reviews the outstanding accounts receivable and allowance for doubtful accounts and at each reporting date, makes judgments as to collectability of outstanding receivables. The Company determines the allowance for doubtful accounts receivable by making its best estimate of specific uncollectible accounts considering its historical accounts receivable collection experience and the information that management has regarding the current status of the Company’s accounts receivable balances. The allowance for doubtful accounts at June 30, 2023 and 2022 was $0.7 million and $0.4 million, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average cost method, which approximates the first-in first-out inventory method. This method is consistent and valued separately across new inventories and refurbished inventories. Inventories are comprised of finished goods (tablets) and related component parts. The Company purchases its inventories from a third-party manufacturer as finished goods and stores the inventory partially in its own warehouse and partially at a third-party warehouse. The Company establishes provisions for excess and obsolete inventories after an evaluation of historical sales, future demand and market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are made in the normal course of business and are charged to cost of revenue in the consolidated statements of operations and comprehensive loss. The provision for excess and obsolete inventories was immaterial for the years ended June 30, 2023 and 2022.

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

Intangible Assets, Net

Intangible assets consist of the Company’s capitalized software costs, developed technology as part of the Company’s acquisition of CyborgOps and domain name rights acquired for “Presto.com”. The Company’s domain name is being amortized on a straight-line basis over 15 years. The capitalized software and developed technology are amortized on a straight-line basis over their estimated useful lives, which is generally 4 years. Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver its services. Refer to Note 4 for further details of the developed technology. The Company accounts for its internal use software in accordance with the guidance in Accounting Standard Codification (“ASC”) 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs capitalized for developing such software applications were $6.7 million and $1.8 million, respectively, for the years ended June 30, 2023, and 2022.

Property and Equipment, Net

Property and equipment, net, are stated at cost, less accumulated depreciation. Substantially all of the Company’s property and equipment is comprised of Presto Touch tablets which are leased to customers. Property and equipment, net also includes equipment and software for general employee use. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets, which is four years for Presto Touch tablets and three years for other property and equipment. Leasehold improvements are depreciated over the shorter of the life of the assets or the remaining term of the lease. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses realized on the sale or disposal of property and equipment are recognized or charged to other expense, net in the consolidated statements of operations and comprehensive loss.

For Presto Touch tablets classified as property and equipment, net, the Company has historically entered into equipment financing facilities to finance the tablets while transferring ownership of the tablets to the financing partner. The Company accounts for these as property and equipment with a corresponding financing obligation, as the Company retains substantially all of the benefits and risks of ownership of the property sold.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. For the years ended June 30, 2023 and 2022, the Company recorded nil and $0.6 million, respectively, in write offs related to the impairment of tablets. Refer to Note 4 for further details.

Financing Obligations

The Company entered various arrangements in which the Company incurred financing obligations in exchange for an upfront payment. The Company recognizes interest on the financed amount using either the effective interest method or stated interest, depending on the arrangement.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM was the Chief Executive Officer and the Chief Financial Officer through March 2023 then subsequently upon the departure of the Chief Executive Officer, the CODM comprised a team of the Interim Chief Executive Officer, the President and the Chief Operating Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The Company has operations in the United States, Canada and subsequent to June 30, 2023, in India. The Company earns substantially all of its revenue in the United States and all of its long-lived assets are held in the United States.

Investment in Non-Affiliate

Investments in non-affiliates include equity security investments in third party entities without a readily determinable fair value in which the Company’s influence is deemed non-significant. Investments in non-affiliates are recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or observable price changes. Any impairments or observable price changes are reported in other income, net in the consolidated statements of operations and comprehensive loss.

Leases

The Company leases real estate facilities under non-cancelable operating leases with remaining lease terms of six months to three years. The Company determines if an arrangement contains a lease at inception based on whether there is an identified property or equipment and whether the Company controls the use of the identified asset throughout the period of use.

The Company adopted ASU No. 2016-02, Leases (Topic 842) on July 1, 2022, using the modified retrospective approach. Upon adoption, the Company recorded a right of use asset (“ROU”) and an operating lease liability. The operating lease ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease.

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

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company’s lease agreements contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less; lease expense from these leases is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company accounts for its revenue in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities. During the years ended June 30, 2023 and 2022, the Company derived its revenues from two revenue streams: (1) sales and leases of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, which includes hardware, hardware accessories, software and customer support and maintenance (“Platform revenue”), and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The Platform revenue stream is generated from fees charged to customers for access to the Company’s Presto Touch and Presto Voice solutions, which are recognized ratably over the life of the contract. Part of the total contract value is due upon execution of the contract, and the remainder is due monthly over the term of the contract. Revenue from the Presto Touch related to continuous access to the Company’s SaaS platform, is satisfied ratably over the contract period as the service is provided. The master service agreements with customers are generally for a term ranging from 12 to 36 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from the Presto Voice was not material for the years ended June 30, 2023 and 2022.

Pursuant to an agreement with Hi Auto Ltd. (“Hi Auto”), the Company remits a revenue share associated with Presto Voice at Checkers locations. As the Company has determined that it serves as an agent in the relationship because it does not control the Presto Voice hardware, software and other services and is not primarily responsible for fulfilling the obligations to the customer, the Company recognizes this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 64% to 68% of the gross billings to the restaurant operators for the years ended June 30, 2023 and 2022.  Revenue for the year ended June 30, 2023 from Checkers also reflects, as a reduction to transaction price, the fair value of the warrant issued to them (refer to Note 2).  The impact of the fair value of the warrant in 2022 was immaterial. The Company also pay Hi Auto a fee that is accounted for as cost of revenue which was $1.2 million for the year ended June 30, 2023.

The Company also maintains an agreement with a legacy customer whereby it leases Presto Touch to that customer. Revenue associated with the lease is recognized on a straight-line basis as Platform revenue over the lease term in the consolidated statements of operations and comprehensive loss.

Transaction Revenue

Transaction revenue consists of a single performance obligation recognized at a point in time when the content is delivered and used. Transaction revenue is recognized on a gross basis as the Company is the principal in the relationship as it is the primary obligor responsible for fulfillment, controls the gaming license and its accessibility and has influence in establishing the price charged to the guest. The restaurant acts as a sales agent between the Company and the guest to upsell premium gaming content purchases during the dining experience. A portion of Transaction revenue collections is owed to the restaurant operator and is recorded in Transaction cost of revenue.

The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer — in connection with the Presto Touch solution, the Company enters into a master sales agreement (“MSA”) with the customer which is signed by both parties. The rights and obligations are outlined in the MSA and payment terms are clearly defined. The Company then enters into a license agreement, typically with each franchisee, which outlines the specified goods and services to be provided. The Company may also enter into separate gaming agreements with guests, whereby the guest agrees to pay for use of the premium content. Each MSA, in conjunction with a license agreement, and each gaming agreement, has commercial substance, whereby the Company is to provide solutions and services in exchange for payment, and collectability is probable.

2.	Identification of the performance obligations in the contract — The Company’s contracts with customers include promises to transfer multiple goods and services. For all arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In the Company’s assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

The Company identified the following performance obligations: (1) for the MSAs and license agreements, sales or leases of hardware, software-as-a-service (“SaaS”) and maintenance is one combined performance obligation (“Presto Touch”) and (2) for gaming agreements, the provision premium content, or gaming. Professional services were insignificant during the years ended June 30, 2023 and 2022.

Presto Touch is considered a single performance obligation because each element of the Presto Touch solution is interdependent and cannot function independently. The software and hardware for the Presto Touch represent one combined output and the customer cannot benefit from the use of one element without the other.

When the Company enters into gaming agreements, the Company’s Presto Touch solution includes the capability of providing entertainment services, provided by the Company via internet. The games are only accessible over the internet, and upon the guest making the decision to pay for the content, the guest receives the right to access the game on the Presto Touch solution. Gaming fees are usage based through the guest’s use of the device and stipulated in a separate contract with the guest. Any fees that are incurred are collected by the restaurant as part of the normal payment for the dining check from the guest and remitted back to the Company, net of commissions paid to the restaurant as the sales agent. Premium content revenue, or gaming revenue, is therefore one performance obligation.

3.	Determination of the transaction price — the Company’s MSAs stipulate the terms and conditions of providing the Presto Touch solution and separate license agreements dictate the transaction price and typically outline as a price per store location or price per number of Presto Touch devices used. The transaction price is generally a fixed fee, with a portion due upfront upon signing of the contract and the remainder due upon installation of the Presto Touch solution. The transaction price for Transaction revenue is a fixed fee charged per game. The Company occasionally provides consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.

4.	Allocation of the transaction price to the performance obligations in the contract — As the Presto Touch solution is one combined performance obligation, no reallocation of the contract price is required. The Company’s premium content contract is comprised of one performance obligation and does not require reallocation of the contract price.

5.	Recognition of revenue when, or as, the Company satisfies a performance obligation — As the customer simultaneously receives and consumes the benefits provided by the Company through continuous access to its SaaS platform, revenue from the Presto Touch is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Costs Capitalized to Obtain Revenue Contracts

Sales commissions and associated payroll taxes paid to internal sales personnel that are incremental costs resulting from obtaining a non-cancellable contract with a customer are capitalized and recognized over the estimated customer life, if material.

Incremental costs incurred to obtain a contract were immaterial during the years ended June 30, 2023, and 2022.

Deferred Revenue and Deferred Costs

Deferred revenue consists of deferred Platform revenue, which arises from timing differences between the advance payment and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred costs consist of the direct costs associated with the purchase of the hardware in the Presto Touch solution and other equipment, shipping and freight costs, and installation costs. Costs are deferred in the same manner as revenue that is deferred. Deferred revenue and associated deferred costs expected to be realized within one year are classified as deferred revenue, current, and deferred costs, current, respectively.

Cost of Revenue

Platform Cost of Revenue

Platform cost of revenue consists of four categories: product costs, shipping/freight costs, installation costs, and other costs. Product costs consist primarily of the cost to purchase the hardware and hardware accessories for the Presto Touch and Presto Voice solutions. Shipping/freight costs consist of all costs to transport equipment to restaurants. Installation costs consists primarily of the labor cost to install the hardware in each restaurant. Other costs include the amortization of capitalized software and product support costs, as well as certain costs paid to vendors supporting the development of software and hardware offerings used in Presto Touch and Presto Voice. Other costs also include the costs of human agents (located offsite of the restaurant) to enter, review, validate and correct orders received by Presto Voice.

The Company also incurs costs to refurbish and repair its Presto Touch tablets. These costs are expensed in the period in which they are incurred. As the costs are expected to be linear, they, therefore, will match with the timing of revenue recognition over time. In connection with these costs, the Company also accrues a liability at each reporting period for expected repair costs for customer tablets currently in the Company’s return merchandise authorization (“RMA”) process as of the reporting period, which gets charged to platform cost of revenue.

Transaction Cost of Revenue

Transaction cost of revenue consists primarily of the portion of the fees collected from guests that are paid to the restaurant as part of the revenue share agreement with each restaurant. As the Company bears the primary responsibility of the platform, the Company is the principal in the premium content transactions and restaurants act as the agent, whereby the Company records the restaurant portion of the revenue share as cost of revenue. The commissions paid to restaurants under the Company’s revenue share agreement range on average between 83% to 90% and 81% to 90% of premium gaming content revenue by customer brand for the years ended June 30, 2023 and 2022, respectively.

Depreciation and Impairment Cost of Revenue

Depreciation and impairment cost of revenue consists primarily of the costs of assets that are included in property and equipment, net in the balance sheet that are amortized to cost of revenue and related impairment charges.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. The largest single component of operating expenses is employee-related expenses, which include salaries, commissions and bonuses, stock-based compensation, and employee benefit and payroll costs.

Research and development expenses consist primarily of employee-related costs associated with maintenance and the development of the Company’s solutions, and expenses associated with the use of third-party software directly related to the preliminary development and maintenance of the Company’s solutions and services, as well as allocated overhead. These costs are expensed as incurred as they do not meet the requirements for capitalization.

Sales and marketing expenses consist primarily of employee-related costs incurred to acquire new customers and increase product adoption across the Company’s existing customer base. Marketing expenses also include fees incurred to generate demand through various advertising channels and allocated overhead costs.

General and administrative expenses consist primarily of expenses related to facilities, finance, human resources and administrative personnel and systems. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, tax and accounting services and bad debt expenses.

Loss on infrequent product repairs. Loss on infrequent product repairs expenses consist primarily of charges incurred in connection with Presto Touch hardware returned for repair or replacement using an RMA. While the Company has incurred RMA charges in the past, in the year ended June 30, 2022, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by restaurant operators. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by restaurant operators to clean the hardware devices as a mandatory precaution protocol due to COVID-19. These commercial cleaning products leaked into the hardware causing significant damage to the devices and requiring replacement of such devices. The Company provided repair and replacement of its hardware devices to all of its customers as a one-time only offer due to COVID-19. Expenses for the years ended June 30, 2023 and 2022 were nil and $0.6 million in losses, respectively, on infrequent product repairs. See “Impact of COVID-19” above for additional information.

Advertising Costs

The Company’s advertising and promotional costs are expensed as incurred. Advertising costs were $75 thousand and $36 thousand for the years ended June 30, 2023 and 2022, respectively, and are included in sales and marketing expense.

Net Loss Per Share

The Company computes net loss per share, or earnings per share (“EPS”), following ASC Topic 260, Earnings per Share. Subsequent to the impact of the retroactive application of the recapitalization, the Company calculated basic net loss per share by dividing net loss attributable to common stockholders by the recapitalized weighted-average number of ordinary shares outstanding during the period. Net loss attributable to common stockholders is net loss minus convertible preferred stock dividends declared, of which there were none during the periods presented.

The Company’s potentially dilutive securities, which include stock options and RSUs and warrants, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive and reduce the net loss per share. Therefore, the weighted average number of the common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the years presented.

Diluted EPS, when presented for net income, represents the dilutive effect on a per-share basis from the potential exercise of options and or warrants; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that that have a potentially anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Stock-Based Compensation

The Company has a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and directors and non-qualified stock options are granted to employees, investors, directors and consultants. The options and RSUs granted vest over time with a specified service period, except for performance-based grants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards granted. The RSUs grant date fair value is determined based on our stock price on the date of grant. There were no stock options granted in fiscal year 2023. The fair value of the Company’s common stock underlying the awards granted in fiscal year 2022 and up to the close of the Merger had been determined by the Board of Directors of the Company (the “Board”) with input from management and third-party valuation specialists, as there was no public market for the Company’s common stock. The Board determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, transactions in the Company’s preferred or common stock, and general and industry specific economic outlook, amongst other factors.

The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, risk-free interest rates, the expected term of the option, expected volatility, and expected dividend yield. The fair value of each RSU is the fair value of the underlying common stock on the grant date. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four to five years. For awards with performance conditions, the related cumulative stock-based compensation expense from inception to date is recognized when it is probable that the performance condition will be achieved. The Company accounts for forfeitures as they occur.

The earnout shares are equity classified. The initial fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. At initial recognition, the earnout shares were measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP.

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The plan does not provide for any Company contributions.

Shipping and handling costs and sales tax

Shipping and handling costs are classified as a component of cost of revenue. Fees charged to customers for shipping and handling are recorded as revenue.

Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued liabilities on the Company’s consolidated balance sheets.

Foreign Currency

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar (USD). Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets and liabilities are held based on historical exchange rates. Transactions denominated in currencies other than USD are recorded at the average exchange rates during the year. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income (expense), net in the Company’s consolidated statement of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods.

The Company is required to evaluate whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized.

The Company records interest and penalties related to income tax matters in income tax expense. As of June 30, 2023 and 2022, the Company has no accrued interest and penalties related to uncertain tax positions.

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

The adoption of the new standard resulted in the recognition of an operating lease ROU asset and operating lease liability of $0.5 million and $0.5 million, respectively, as of July 1, 2022. There was no cumulative impact of transition to retained earnings as of the adoption date. The standard did not impact the accompanying consolidated statements of operations and comprehensive loss and the accompanying consolidated statements of cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740 in order to reduce the cost and complexity of its application. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this guidance on July 1, 2022 and it did not have a material impact at the time of adoption on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The Company adopted this guidance on July 1, 2022 and it did not have a material impact at the time of adoption on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The FASB subsequently issued ASU 2018-19, ASU 2019-04, and ASU 2019-10, which clarified the implementation guidance and effective date of Topic 326. Topic 326 is effective for the Company beginning fiscal year 2024. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020 06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. The standard also simplifies guidance in Topic 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity and revises the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments. The standard is effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

2. Revenue

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances, in the consolidated balance sheets was $0.7 million, $0.5 million and $0.4 million as of June 30, 2023, June 30, 2022 and July 1, 2021, respectively. The beginning balance of accounts receivable as of July 1, 2021 was $1.2 million. The amount of contract assets including deferred costs, in the consolidated balance sheets was $2.4 million, $11.3 million and $21.9 million, as of June 30, 2023 and 2022, and July 1, 2021, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following twelve-month period.

The following table summarizes the activity in deferred revenue:

Deferred
Revenue
Balance as of June 30, 2021	$25,623
Additions	4,481
Revenue recognized	(19,335)
Balance as of June 30, 2022	$10,769

Deferred
Revenue
Balance as of June 30, 2022	$10,769
Additions	3,246
Revenue recognized	(12,432)
Balance as of June 30, 2023	$1,583

As of June 30, 2023, approximately $4.3 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $4.0 million of these remaining performance obligations over the next 12 months with the balance recognized thereafter.

On July 29, 2019, the Company entered into an arrangement with Customer A whereby the Company agreed to provide a $5.0 million marketing development payment once the roll out phase was completed, which occurred on June 4, 2020, with the payment coming due on July 4, 2020. This payment is treated as an offset to revenue recognized under the contract over 4 years and interest accrues on the unpaid balance at a rate of 12% per annum. The payment due on July 4, 2020 was not paid by the Company. As of June 30, 2023 and June 30, 2022, the Company had incurred $0 and $0.2 million of accrued interest expense, respectively.

On September 29, 2021, the Company entered into a settlement agreement with Customer A regarding the payment of a $5.0 million marketing development payment and related accrued interest to be made to the customer and $2.0 million in handheld services to be provided to the customer under a previous contract. Through the settlement agreement, the Company agreed to provide certain alternative installation and replacement services with a value of $2.0 million and cover expenses on behalf of the customer related to a liquid ingress issue resulting from COVID-19 of $3.3 million. The liquid ingress issue was a result of the Company’s devices failure primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19. In return, the customer agreed to reduce the payment to be made from $5.0 million to $3.2 million, waive the related accrued interest of $0.8 million and no longer request a refund on a $2.0 million payment it had previously made for handheld services. Subsequently, $0.2 million interest expense was recognized against the prepaid interest balance, and $3.2 million was recognized as a reduction to accounts payable for the payment of the outstanding marketing development amount in October 2021. Revenue relating to the installation and replacement services provided as a part of the contract modification was $0.5 million and $1.2 million for the year ended June 30, 2023 and 2022, respectively. The Company will continue to offset revenue recognized based on the original $5.0 million marketing development fund.

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 10 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and is being recorded as contra-revenue over the term of the customer arrangement, with the corresponding credit to additional paid-in capital. Contra-revenue recognized related to the warrant was $1.2 million for the year ended June 30, 2023. Contra-revenue recognized related to the warrant was not material for the year ended June 30, 2022.

AI Platform

The Company remits a share of the gross billings from its arrangement with Customer D to its hardware and software vendor. The Company determined it is the agent in the relationship as it does not control the AI Platform hardware, software, and certain services, and is not primarily responsible for fulfilling the promise to Customer D.

The revenue share paid to the Company’s hardware and software vendor under the Company’s AI Platform revenue share agreement ranged from 64% - 68% of the gross billings to the customer for the year ended June 30, 2023.

Transaction Revenue

The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 83% to 90% and 81% to 90% premium content revenue by customer brand for the year ended June 30, 2023 and 2022, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during years ended June 30, 2023 and 2022.

For the years ended June 30, 2023 and 2022, $2.0 million and $2.3 million of revenue was from leasing arrangements or with predominant leasing components, respectively.

3. Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$13,884	$—	$—	$13,884
Total financial assets	$13,884	$—	$—	$13,884

Financial liabilities:
Unvested Sponsor Shares liability	$—	$—	$1,399	1,399
Warrant liabilities	—	—	25,867	25,867
Total financial liabilities	$—	$—	$27,266	$27,266

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible promissory notes and embedded warrants	$—	$—	$89,663	$89,663
Warrant liabilities	—	—	4,149	4,149
Total financial liabilities	$—	$—	$93,812	$93,812

Valuation Assumptions Related to Unvested Sponsor Share Liability

The fair value of the Unvested Sponsor Shares liability was determined by the Company using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of the common stock of the Company based on the historical volatility of comparable publicly traded companies and the risk-free rate.

The Company estimated the fair value of the Unvested Sponsor Share liability using the following weighted average assumptions:

	As of June 30, 2023	As of Merger Date
Expected volatility	70.4%	76.2%
Expected term (in years)	4.2	5.0
Risk-free interest rate	4.2%	3.7%

Valuation Assumptions and Other Information Related to Convertible Promissory Notes and Embedded Warrants

The fair value of the convertible promissory notes and embedded warrants is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the probability weighting of the various scenarios that can impact the settlement. The principal amount of the convertible promissory notes, embedded warrants and accrued interest is measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as enterprise value and management assessments of the probability of expected future events, including conversion upon next financing of private preferred stock, conversion upon a next financing in a public liquidity event, conversion upon a change in control, conversion upon maturity and default. A public liquidity event is defined as the issuance and sale of shares in an initial public offering or a deSPAC. As part of the convertible promissory notes and embedded warrants valuation at each reporting date, the Company determined that credit risk associated with the convertible promissory notes and embedded warrants was immaterial.

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

The following table sets forth a summary of the cumulative difference between the carrying amount and the fair value of Level 3 convertible promissory notes and embedded warrants for which the fair value option was elected:

	As of and for the Year Ended June 30, 2022
	Carrying	Amount
	Amount	Charged to Earnings to Date	Fair Value
Convertible promissory notes and embedded warrants	$51,816	$37,847	$89,663
Total	$51,816	$37,847	$89,663

The Company had no outstanding convertible promissory notes and embedded warrants as of June 30, 2023.

Valuation Assumptions Related to Warrants

The fair value of the warrant liabilities is determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	June 30,	June 30,
	2023	2022
Risk-free interest rate	4.19%	3.00%
Expected term (in years)	4.75	5.93
Expected volatility	56.76%	65.72%
Expected dividend yield	—	—
Exercise price	$4.50	$7.48

Level 3 Rollforward

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities:

	Convertible
	Promissory		Unvested
	Notes and		Sponsor
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2022	$89,663	$4,149	$—
Reclassification of liability classified warrants to equity	—	(830)	—
Issuance of warrants	—	7,701	—
Recognition of warrants and unvested sponsor shares liabilities assumed upon Merger	—	9,388	1,588
Change in fair value	(48,271)	5,459	(189)
Conversion of warrant liabilities and convertible promissory notes	(41,392)	—	—
Balance at June 30, 2023	$—	$25,867	$1,399

	Convertible
	Promissory		Unvested
	Notes and		Sponsor
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2021	$62,581	$1,434	$—
Issuance of convertible promissory notes	8,150	—	—
Issuance of warrants	—	1,118
Change in fair value	18,932	1,597	—
Balance at June 30, 2022	$89,663	$4,149	$—

For the Company’s investments without readily determinable fair values, the investment is adjusted if any impairments or observable price changes are identified, which is considered fair value.

The Company measures certain non-financial assets and liabilities, including property and equipment, intangible assets, and inventory, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of property and equipment, intangible assets and inventory. The Company has determined that impairment indicators exist for its property and equipment, so the fair value of the property and equipment was compared to its carrying value (refer to “Property and Equipment, Net”). The fair value was calculated using a discounted cash flow model determined using “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs.

During fiscal year 2022, the Company acquired in-process technology that was measured at fair value as part of an acquisition. The Company used the replacement cost method which leverages Level 3 inputs such as estimated time spent to recreate the technology plus a developer’s margin. Refer to Note 4 for further details.

4. Consolidated Balance Sheet Components

Accounts Receivable, net

The Company’s allowance for doubtful accounts is as follows:

As of
June 30,
2022
Allowance for doubtful accounts, beginning of year - June 30, 2021	$902
Additions	265
Recoveries	(338)
Write-offs	(476)
Allowance for doubtful accounts, end of year - June 30, 2022	353
Additions	691
Recoveries	—
Write-offs	(298)
Allowance for doubtful accounts, end of year - June 30, 2023	$746

Inventories

Inventories consisted of the following:

	As of	As of
	June 30,	June 30,
	2023	2022
Finished goods	$629	$869
Total inventories	$629	$869

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	June 30,
	2023	2022
Security deposits	$27	$351
Other receivables	280	—
Prepaid expenses	432	263
Prepaid insurance	423	93
Total prepaid expenses and other current assets	$1,162	$707

Investments in Non-Affiliates

In December 2022, the Company entered into a simple agreement for future equity (SAFE) with a non-affiliated entity, with the Company making a $2.0 million investment in the entity.  The non-affiliated entity is a closely held early-stage technology company, focused on the research and development of voice-related AI products, which to date has been financed through equity and other SAFE investments. The Company’s investment was made to provide further financing to the non-affiliated entity’s research and development efforts. The investment does not provide for the voluntary right to redeem or automatic redemption on a stated date, nor does the Company have the right to voluntarily convert. Rather under a defined next financing, liquidity event, or dissolution conditions of the non-affiliated entity, the investment will either be converted into a future series of preferred stock of the issuer or may be redeemed for cash.

The Company has determined that the Company’s investment in the non-affiliate is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee.  Further, the Company has determined that the Company’s investment in the non-affiliated entity represents an interest in a variable interest entity (“VIE”), for which the Company has determined it is not the primary beneficiary of such non-affiliated entity. Based on the Company’s knowledge and interaction with the non-affiliated entity, in the Company’s judgment, the activities that most significantly impact the non-affiliated entity’s economic performance are those related to the governance and management decisions regarding operations risk.  The Company has determined that it does not have the power to direct such activities, because it has no participation on the board of directors of the VIE or and possesses no other ways to influence such activities.  Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair value, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. During the year ended June 30, 2023, no impairments or observable price changes were identified or recorded. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity. The Company has no plans at this time for further investment or other form of financial support.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of	As of
	June 30,	June 30,
	2023	2022
Tablets	$5,774	$5,663
Computer equipment	634	519
Software	4	562
Total property and equipment	6,412	6,744
Less: accumulated depreciation	(5,503)	(4,769)
Property and equipment, net	$909	$1,975

Depreciation expense was $1.3 million and $1.6 million for the years ended June 30, 2023 and 2022, respectively, of which $1.2 million and $1.5 million, respectively, was related to capital leased equipment and was recorded in cost of revenue in the Company’s consolidated statement of operations and comprehensive loss. The remainder of depreciation expense was recorded in operating expenses for the years ended June 30, 2023 and 2022.

During the year ended June 30, 2022, the Company recognized a loss on impairment of $0.6 million in cost of revenue in the Company’s consolidated statement of operations and comprehensive loss. The impairment charge was primarily related to specific assets under lease with customers that terminated their contracts. Accordingly, the Company experienced a significant adverse change in the extent the property and equipment were being used. The Company evaluated the recoverability of the assets and concluded they were not recoverable. There was no impairment charge in the year ended June 30, 2023.

Years
Tablets	4
Computer equipment	3
Software	3
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of	As of
	June 30,	June 30,
	2023	2022
Capitalized software	$9,754	$3,135
Developed technology	1,300	1,300
Domain name	151	151
Intangible assets, gross	11,205	4,586
Less: accumulated amortization	(677)	(360)
Intangible assets, net	$10,528	$4,226

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $0.3 million and $0.1 for the years ended June 30, 2023 and 2022, respectively. Within capitalized software as of June 30, 2023 and 2022, $9.4 million and $2.8 million are in-process capitalized software costs, respectively, and accordingly, the amortization of such costs is excluded from the table below. During the year ended June 30, 2022, the Company recognized a loss on impairment of $0.1 million related to its capitalized software in cost of revenue in the Company’s consolidated statement of operations and comprehensive loss.

Total future amortization expense for intangible assets was estimated as follows:

2024	$335
2025	335
2026	308
2027	10
2028	10
Thereafter	46
Total	$1,044

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of	As of
	June 30,	June 30,
	2023	2022
Accrued expenses	$253	$2,176
Accrued vacation	868	874
Accrued payroll	1,208	1,686
Operating lease liability, current	355	—
Accrued interest	375	402
Accrued repair cost (Refer to Note 8)	392	724
Accrued sales tax	134	86
Accrued other	734	267
Total accrued liabilities	$4,319	$6,215

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of	As of
	June 30,	June 30,
	2023	2022
Unvested Sponsor Shares liability	$1,399	$—
Operating lease liability, net of current portion	136	—
Total other long-term liabilities	$1,535	$—

5. Leases

As of June 30, 2023, the Company recorded a ROU asset of $0.5 million within other long-term assets on the consolidated balance sheet. As of June 30, 2023, the Company also recorded operating lease liabilities of $0.5 million, of which $0.4 million and $0.1 million were included in accrued liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The Company adopted ASC 842 on July 1, 2022, and accordingly, no amounts were recorded for ROU assets or operating lease liabilities as of June 30, 2022. Refer to Note 1 for further details.

For the year ended June 30, 2023, the Company recorded operating lease costs of $0.4 million. The operating lease costs for the year ended June 30, 2023 included variable operating lease costs of less than $0.1.

Supplemental information related to the Company’s operating lease was as follows for the year ended June 30, 2023:

Operating cash flows used for operating lease	$432
Operating lease liability arising from obtaining ROU asset (1)	$491
Weighted average remaining lease term	1.4	years
Weighted average discount rate	15%
(1)

Amount includes $0.5 million related to the adoption of ASC 842 for existing operating leases on July 1, 2022, and $0.3 million related to the Company entering into a new non-cancellable operating lease agreement during the year ended June 30, 2023.

Future minimum lease payments under the Company’s non-cancellable operating leases with an initial lease term in excess of one year subsequent to June 30, 2023 are as follows:

As of June 30,
2023
2024	$404
2025	143
Gross lease payments	547
Less: imputed interest	(56)
Present value of net future minimum lease payments	$491

Under the previous lease accounting standard ASC 840, Leases, the aggregate future minimum lease payments under the Company’s non-cancellable operating leases, as of June 30, 2022, was as follows:

As of June 30,
2022
2023	$273
2024	218
2025	127
Total	$618

Rent expense for the year ended June 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively.

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of June 30,	As of June 30,
	2023	2022
Receivable financing facility	$4,067	$5,911
Equipment financing facility	609	2,929
Total financing obligations	4,676	8,840
Less: financing obligations, current	(1,676)	(8,840)
Total financing obligations, noncurrent	$3,000	$—

Receivable Financing Facility

On April 27, 2021, the Company entered into an investment arrangement to enable an outside investor to invest in the Company’s future receivables, in exchange for an upfront payment. Through this arrangement, the Company obtained financing in the form of a large upfront payment, which the Company accounts for as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through payments collected from accounts receivable debtors relating to future receivables. The financing obligation is non-recourse; however, the Company is responsible for collections as the Company must first collect payments from the debtors and remit them to the investor. The Company recognizes interest on the financed amount using the effective interest method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by the investor with the present value of the cash amounts paid by the investor to the Company. The receivable financing facility has a term of 5 years and the arrangement allows the Company and the investor to mutually agree to roll forward the Company’s borrowings as they come due.

On August 15, 2021, November 16, 2021, February 22, 2022, May 31, 2022, and August 18, 2022, in accordance with the terms of the receivable financing facility, the Company rolled forward the receivable financing facility, enabling the Company to continue its quarterly borrowings for a minimum of a rolling twelve-months. Subject to the approval of the investor, the Company may continue rolling forward the receivable financing facility.

On April 14, 2023, the Company entered into an amended and restated investment arrangement to amend the periodic payment amounts under the investment agreement for which the Company evaluated under ASC 470-60, “Troubled Debt Restructurings by Debtors.” Due to indicators of financial difficulty for the Company at this date, and the lenders granting concession resulting in the effective borrowing rate under the amended agreement being less than the effective borrowing rate under the previous agreement, the amendments were accounted for as a troubled debt restructuring. The Company did not pay or provide any consideration in exchange for this amendment. The undiscounted future cash payments under the new terms are greater than the carrying amount of the debt at the time of the restructuring so no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the receivable financing facility.

On June 20, 2023, the Company entered into a second consolidated and amended and restated investment arrangement to amend the periodic payment amounts to be made under the investment agreement. The Company did not pay or provide any consideration in exchange for this amendment. The amended arrangement calls for monthly payments of principal and interest totaling an aggregate of $1.5 million and $3.0 million in fiscal years 2024 and 2025, respectively. This arrangement amended the amended and restated investment arrangement the Company entered into on April 14, 2023, which amended the payment due dates and periodic payment amounts to be made under the investment agreement.

Equipment Financing Facility

Beginning in 2019, the Company entered into equipment financing facilities with third-party financing partners to finance certain tablet purchases. The arrangements generally have terms ranging from three – five years and interest rates ranging from 8%-14%. The Company then leases the tablets to one of its customers through operating leases with 4-year terms.

During the year ended June 30, 2023, due to the Company’s liquidity position and other commitments, the Company postponed certain payments on certain equipment financing facilities, which resulted in the Company defaulting on the arrangement. The Company remedied the matter with the following repayment agreements. On November 4, 2022, the Company executed an amendment with one of its equipment financing facilities to defer the non-payments, which increased the monthly payments due for the remaining term of the arrangement. On November 21, 2022, the Company entered into an agreement to terminate one of its equipment financing facilities early and repaid the arrangement by making a cash disbursement of $0.4 million, which extinguished all obligations and resulted in $0.3 million being recorded as a loss on extinguishment of debt and financial obligations on the consolidated statement of operations and comprehensive loss. As a result of the amendment executed on November 4, 2022 and early termination executed on November 21, 2022, the default on payments due as described above was waived and the Company is in compliance as of June 30, 2023. The obligations under these arrangements are in financing obligations, current as of June 30, 2023.

In fiscal year 2022, the Company defaulted on certain equipment financing facilities due to non-payment of rent. Default under the arrangements permits the financing partner to declare the amounts owed under the arrangement due and payable and exercise its right to secure the tablets under lease. As a result, the Company reclassified all of its obligations under these arrangements that were in default as short-term within financing obligations, current as of June 30, 2022

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of June 30,	As of June 30,
	2023	2022
Convertible promissory notes	$—	$89,663
Credit Agreement	50,639	—
Term loans	—	25,443
PPP Loan	—	2,000
Total debt	50,639	117,106
Less: debt, current	(50,639)	(115,106)
Total debt, noncurrent	$—	$2,000

Credit Agreement

On September 21, 2022, in connection with the consummation of the Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC (“Metropolitan”), as administrative, payment and collateral agent (the “Agent”), the lenders (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Term Loans”). The Term Loans were borrowed in full on September 21, 2022. In conjunction with the initial Credit Agreement, the Company issued 1,500,000 warrants to purchase common stock to the Lenders. Such warrants were determined to be equity classified and the Company recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 for further details on the warrants.

Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. During the first 18 months following the closing date, the Company may elect to pay a portion of the accrued and unpaid interest by capitalizing the amount of such interest on a monthly basis and adding the same to the principal balance of the Term Loans, after which such capitalized interest shall accrue interest at the interest rate and otherwise constitute principal under the Term Loan (“PIK Interest”). With respect to interest accruing during the first nine months after the closing date, the Company may elect for 100% of the interest payment to be capitalized as PIK Interest on a monthly basis. This was extended by three months in the First Amendment to the Credit Agreement described below. With respect to interest accruing after the 12-month anniversary of the closing date, but before the 18-month anniversary of the closing date, the Company may elect for 50% of the interest payment to be capitalized as PIK Interest on a monthly basis. Refer to Note 16 for details on revisions to the Credit Agreement. The Term Loans mature on March 21, 2025.

The Term Loans may be prepaid by the Company; however, any voluntary or mandatory prepayment made prior to the 18-month anniversary of the closing date must be accompanied by payment of a make whole premium equal to the interest and fees that would have accrued on the aggregate principal amount of the Term Loans (including any interest that could have been capitalized as PIK Interest during such period) from the date of payment through the 18 month anniversary of the closing date. The Term Loans may not be reborrowed once repaid. The Company is required to pay the Agent certain upfront fees and administrative fees in connection with the Term Loans. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets.

As a condition to entering into the Credit Agreement, the Sponsors agreed to transfer 600,000 Presto. shares to the Lender. The share transfer by the Sponsor was such that the substance of the transaction was that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to the Lenders as an incentive for the Lenders to enter into the Credit Agreement. Accordingly, the Company recorded the transaction as debt discount of $2.8 million in the consolidated balance sheet with an offsetting increase to additional paid-in capital for the contribution.

The Company incurred other debt issuance costs associated with professional services and fees paid to the lender of $1.0 million in conjunction with the signing of the Credit Agreement which were recorded as a debt discount.

In March 2023, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) in which the parties amended certain covenants and payment provisions of the Credit Agreement. In connection with the First Amendment, the Company entered into the Amended and Restated Fee Letter (the “Fee Letter”) with Metropolitan, for which the Company paid an amendment fee equal to $0.2 million and granted warrants to purchase 400,000 shares of common stock of the Company with an exercise price of $0.01 per share (the “First Amendment Warrants”) to the Lenders. The First Amendment Warrants met the criteria for classification as liabilities. The Company recorded a debt discount of $0.8 million which represents the amendment fee plus the fair value of the First Amendment Warrants. Refer to Note 10.

In addition, the Company obtained a waiver, pursuant to the First Amendment, of the minimum cash covenant for February 28, 2023 and March 31, 2023, the net leverage ratio for the period from February 28, 2023 through May 31, 2023 and any default occurring from the Company’s failure to notify the Lenders of the separation of the Company’s chief executive officer from the Board in March 2023.

On May 22, 2023, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which certain covenants in the Credit Agreement, as previously amended in the First Amendment and the Lenders agreed to the exchange of an aggregate of $1.0 million of accrued and previously capitalized interest for warrants to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “Second Amendment Conversion Warrants”). The effectiveness of the Second Amendment was conditioned, in part, upon evidence of a gross amount of additional equity investments of $9.0 million, to be used for working capital purposes, which the Company received upon closing of the Private Placement.

In connection with the effectiveness of the Second Amendment and in consideration for the Lenders entering into the Second Amendment, the Company entered into the Second Amended and Restated Fee Letter (the “Second Fee Letter”) with the Agent, pursuant to which the Company issued warrants to purchase 2,000,000 shares of the Company’s Common Stock, with an exercise price of $0.01 per share (the “Second Amendment Fee Warrants” and, together with the Second Amendment Conversion Warrants, the “Second Amendment Warrants”), to the Lenders as an amendment fee. The Second Amendment Warrants met the criteria for classification as liabilities. The Company recorded a debt discount of $5.2 million which represents the amendment fee plus the fair value of the Second Amendment Warrants. Refer to Note 10.

During the year ended June 30, 2023, the Company recorded PIK interest expense amounts of $5.4 million, which has been reflected as an increase to the outstanding debt balance. Further, during the year ended June 30, 2023, the Company recorded interest expense associated with the amortization of debt discounts of $2.2 million. Accordingly, as at June 30, 2023, the term loans, noncurrent balance of $50.6 million reflects $55.0 million of principal and $5.4 million of PIK interest accrual, reduced by $9.8 million of unamortized debt issuance costs. The Company also pays a debt monitoring fee under the Credit Agreement of $0.1 million per quarter which is recorded as interest expense in the consolidated statement of operations and comprehensive loss. The Company had no outstanding amounts related to the Credit Agreement as of June 30, 2022.

The Company must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and maximum net leverage ratio of 1.20 to 1.00. The net leverage ratio covenant was removed subsequent to the end of fiscal year ended June 30, 2023. Refer to Note 16 for further details. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. The amendments to the covenants in the Credit Agreement include: (i) revising the definition of “minimum unrestricted cash” from (A) an amount equal to the operating expenses of the Company determined on a consolidated basis for the prior six months plus $1,100,000 to (B) $10,000,000, to be held in a separate and blocked cash collateral account and (ii) adding a new financial covenant beginning for the month ending June 30, 2023, that restricts the decrease in the Company’s operating cash to no more than $10,000,000 for each rolling three month period, subject to certain customary operating fluctuations and adjustments. The Company was not in compliance with the maximum net leverage ratio and other instances of default occurred as of June 30, 2023 and subsequent to year end. Refer to Note 16 for further details of the Lender’s waiver of the instances of non-compliance. Further, since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of the Credit Agreement, as amended, as current on the consolidated balance sheet as of June 30, 2023.

Warrants to Purchase Common Stock

In connection with the Second Amendment, the Company issued the second amendment metropolitan warrants (the “Second Amendment Warrants”). The Second Amendment Warrants may be exercised for cash or a net exercise at any time on or before the date that is the five year anniversary of the date of the issuance of the Second Amendment Warrants; provided, that the Company shall not affect the exercise of any portion of the warrant where the effect is the holder, together with its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise.

In connection with the issuance of the Second Amendment Warrants, the Company entered into a customary registration right for the shares of Common Stock issuable upon exercise of the Second Amendment Warrants for which the Registration Statement was declared effective by the SEC on July 6, 2023.

Convertible Promissory Notes

As of June 30, 2022, the Company had convertible notes outstanding to various investors, all of which were accounted for under the fair value option. As of June 30 2022, the fair value of such convertible promissory notes was $89.7 million. In conjunction with the Merger, all convertible promissory notes were converted into shares of the Company’s Common Stock. Further, also on the date of the Merger, certain convertible notes which were issued with warrants also had the related warrants converted into shares of Common Stock. As a consequence of the note and warrant conversion, 8,147,938 shares of Common Stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the-then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the consolidated statement of operations and comprehensive loss for the year ended June 30, 2023. As a consequence of the conversion, $41.4 million was reclassified into additional paid-in capital.

During the year ended June 30, 2022 the Company issued the convertible promissory notes for $0.5 million in July 2021 and $25.7 million in February 2022. The convertible promissory notes issued in February 2022 repaid convertible promissory notes issued in June 2021 for $20.0 million. During the year ended June 30, 2022, the Company recorded a loss on remeasurement of $18.9 million, on all outstanding convertible promissory notes, which were recorded within change in fair value of warrants and convertible promissory notes on the consolidated statement of operations and comprehensive loss.

Other Term Loans

Horizon Term Loan

On March 4, 2021, the Company entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation, which provided the Company with $15.0 million, bears interest at prime rate plus 6.5% per annum, and has a term of 54 months from each loan funding date. The Horizon Loan payment terms require repayment of accrued interest only on the outstanding principal amount over the first 24 payment dates and an equal payment of principal plus accrued interest on the next 30 payment dates identified in the notes applicable to the loan. The Company pledged certain assets against the Horizon Loan. The Horizon Loan contains financial covenants that require the maintenance of an unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. On March 11, 2022, the Company amended the Horizon Loan to shorten the total term to 24 months with a maturity date of March 20, 2023.

On September 21, 2022, in connection with the entry into the Credit Agreement, the Company repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further on the date of the Merger, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on the consolidated statement of operations and comprehensive loss for the year ended June 30, 2023.

Lago Term Loans

On March 11, 2022, the Company entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided the Company with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30-day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023. The Company pledged certain assets against the Lago Loan. The Lago Loan payment terms require repayment of accrued interest only on the outstanding principal over the first 12 payment dates and payment of principal plus remaining accrued interest on the last payment date identified in the notes applicable to the loan. The Company may prepay at any time for a fee, dependent on the time of prepayment. The Lago Loan contains financial covenants that require the maintenance of unrestricted cash plus accounts receivable balance and achievement of quarterly bookings targets. The Company issued 205,602 warrants to purchase the Company’s Common Stock in connection with the Lago Loan. Refer to Note 10 for further details.

On August 4, 2022, the Company amended the Lago Loan which provided the Company with $5.3 million. Further, as part of the amendment to the Lago Loan, the Company issued an additional 169,310 warrants to purchase Common Stock in connection with the additional tranche. Refer to Note 10 for further details. The warrants met the criteria for liability classification and are valued at $0.4 million at June 30, 2023. The Company determined that the amendment with the lender should be accounted for as an extinguishment and recorded as a loss on extinguishment of debt and financial obligations of $6.0 million on its consolidated statement of operations and comprehensive loss for the year ended June 30, 2023.

In connection with the entry into the Credit Agreement (described above) on September 21, 2022, the Company repaid all outstanding loans by making a cash disbursement of $22.4 million, of which $17.9 million was repayment of principal and $0.1 million was payment of payable in-kind interest. Further, $4.4 million of cash was paid related to prepayment and other penalties.

Paycheck Protection Program Loans

In April 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan for $2.6 million through the U.S. Small Business Administration. In March 2021, a second PPP loan was obtained in the amount of $2.0 million, for a total of $4.6 million received in PPP loans. The loans were to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. No collateral or personal guarantees were required for the loan. The PPP loans would bear an interest rate of 1% and a maturity of two years for the first loan and five years for the second loan. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the year ended June 30, 2022, the Company received forgiveness of the first PPP loan of $2.6 million and recognized income on forgiveness within other income, net. During the year ended June 30, 2023, the Company received forgiveness of the second PPP loan of $2.0 million and recognized income on forgiveness within other income, net.

Future principal payments on debt including interest payments elected to be capitalized as PIK Interest for the Company’s fiscal years were as follows:

As of June 30,
2023
2024	$—
2025	—
2026	60,448
Total future payments on debt obligations	$60,448

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. In the year ended June 30, 2023 and 2022, the Company has incurred costs to refurbish Presto Touch tablets of $1.5 million and $3.0 million, respectively, recorded in cost of Platform revenue in the Company’s consolidated statements of operations and comprehensive loss. In connection with the service level agreements, the Company has recorded $0.4 million and $0.7 million in accrued liabilities in the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively, for expected repair costs for Presto Touch tablets currently in the Company’s RMA process.

In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s solutions or the Company’s acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments.

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

Loss on Infrequent Product Repairs

During the year ended June 30, 2022, the Company continued to experience higher than normal hardware returns for repair or replacement using an RMA. While the Company has incurred RMA charges in the past, the volume of repair charges was extremely unusual and very high due to a liquid ingress issue resulting from COVID-19 related actions by the Company’s customers. The Company’s devices failed primarily due to the use of extremely strong commercial disinfectant solutions by the Company’s customers to clean the hardware devices as a mandatory precaution protocol due to COVID-19 that leaked into the hardware causing significant damage to the devices and requiring replacement of such devices.

The standard warranty the Company provides covers regular wear and tear and does not cover any damage caused by mishandling of the product. However, given the nature of issues, the Company, in order to prevent disruption to the Company’s customers’ businesses, incurred approximately $0.6 million of repair and replacement expenses related to this issue during the year ended June 30, 2022. The Company provided repair and replacement of its hardware devices to all of its customers as a one-time only accommodation due to COVID-19. The Company has also made a claim to recover the costs from its third-party subcontractor who manufactures the hardware. Refer to Legal Proceedings below. The Company incurred no repair and replacement expenses related to this issue in the year ended June 30, 2023.

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In general, the resolution of a legal matter could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable, and subject to significant uncertainties. At this time, other than identified below, the Company does not have any such matters that, if resolved unfavorably, could reasonably be expected to have a material impact on its financial condition, results of operations or cash flows.

In February 2022, the Company was added as a co-defendant in a patent infringement lawsuit in the U.S. District Court for the district of Delaware that was brought against Hi Auto, Inc. by Valyant AI, Inc. (“Valyant”) in December 2021, alleging infringement of Valyant’s patent relating to a speech-based/natural language order process system. The lawsuit seeks to enjoin the co-defendants from continued alleged infringement and seeks unspecified statutory and other damages. A motion to dismiss is currently pending in the matter, as is a petition by Hi Auto challenging the validity of Valyant’s patent. Valyant itself is seeking a reissue of its patent to correct a priority date issue, which may result in amendments to the claims and further validity challenges based on additional prior art made relevant by a later priority date for some or all claims that may be examined or issued. The U.S. District Court for the district of Delaware has stayed the infringement action pending an initial decision on Hi Auto’s petition challenging the validity of the patent. The Company intends to vigorously defend all claims asserted against it. Because of the early stages of the proceedings, the Company currently is unable to predict the outcome of the lawsuit or to estimate the range of loss, if any, that could result were there to be an unfavorable outcome, but also believes that it has rights to indemnification from Hi Auto in such event.

In June 2022, the Company received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023 and the appeal is currently pending. As a result, the award has not met the criteria to be considered realizable as of June 30, 2023. As a result, the Company has not recognized any gain related to this settlement in its consolidated statement of operations and comprehensive loss.

In July 2023, the Company and certain of its current and former executive officers received notices of preservation and subpoenas from the staff of the U.S. Securities and Exchange Commission (SEC) stating that the SEC had commenced a formal investigation into disclosures that the Company had made regarding certain aspects of its AI technology. The Company also received a preliminary request for information from the U.S. Department of Justice (DOJ) regarding substantially the same subject matter. The Company is cooperating fully with the SEC and DOJ, including responding to the subpoena and requests for information. The timing and outcome of these investigations is difficult to predict. The Company has incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with these investigations. At this stage, the Company is unable to assess whether any material loss is reasonably possible as a result of these investigations or estimate the range of any potential loss.

During fiscal year 2023, the Company received a legal demand with certain former employees who were part of its May 2022 acquisition of Cyborg Ops, Inc. The demand relates to the basis of their change in employment status and whether certain unvested equity in the amount of 256,891 restricted stock awards, which were forfeited and cancelled upon their departure in accordance with the terms of their employment contracts, warranted full and accelerated vestiture upon their last date of employment with the Company.  The Company maintains that it is not probable that there is a financial obligation related to this matter nor can the Company estimate any reasonable possible loss at this time, accordingly the Company has not recorded a charge for this matter.

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

 On May 22, 2023, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to sell an aggregate of 4,760,500 newly issued shares of the Company’s Common Stock, at a purchase price of $2.00 per share for an aggregate purchase price of approximately $9.5 million. The investors include existing shareholders of the Company and new investors.

On September 15, 2022, the Company (then Legacy Presto), received an equity investment of $1.0 million from an investor in exchange for 133,333 shares in the Company Common Stock. Further, such investor held a significant portion of outstanding convertible notes on the date the investment was made. The Company recorded the proceeds received as an increase to additional paid-in capital.

On September 21, 2022, in connection with the closing of the Merger, Ventoux and Legacy Presto and a proposed convertible note lender (“Silver Rock”) agreed to terminate the proposed amended and restated convertible note subscription agreement, dated July 25, 2022, which was to be funded at the closing of the Merger. Pursuant to the termination agreement, Silver Rock agreed to the termination in exchange for 400,000 shares of Common Stock of Legacy Presto which were converted into 323,968 shares of Company Common Stock pursuant to the terms of the Merger Agreement. The share transfer was determined to be termination fee valued at $1.6 million recorded within other financing and financial instrument (costs) income, net on the consolidated statement of operations and comprehensive loss, with an offsetting increase to additional paid-in capital. The Company also agreed to pay certain expenses of Silver Rock in the amount of $0.5 million which is recorded within other financing and financial instrument (costs) income, net on the consolidated statement of operations and comprehensive loss. In addition to the consideration transferred directly by the Company, 500,000 warrants to purchase Common Stock, held by the Sponsors, were transferred to Silver Rock. The substance of the warrant transfer by the Sponsor to Silver Rock under the termination agreement was such that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to Silver Rock in exchange for termination of the convertible note agreement. Accordingly, the Company recorded the transaction as other financing cost of $0.8 million within other financing and financial instrument (costs) income, net on the consolidated statement of operations and comprehensive loss with an offsetting increase to additional paid-in capital for the contribution.

Convertible Preferred Stock

Prior to the retroactive impact of the recapitalization, the summary of the Convertible Preferred Stock outstanding and other related information is as follows:

	June 30, 2022
						Common
						Stock
	Original			Net		Issuable
	Issue	Shares	Shares	Carrying	Liquidation	Upon
	Price	Authorized	Outstanding	Value	Preference	Conversion
Series A	$0.3017	9,410,799	8,621,800	2,567	2,601	8,621,800
Series AA-1	9.3597	1,131,190	1,024,349	9,520	9,588	1,024,349
Series AA-2	3.3215	169,083	169,083	546	562	169,083
Series B	0.9959	10,364,829	10,364,829	10,131	10,322	10,364,829
Series B-1	0.6711	4,619,282	4,619,282	3,100	3,100	4,619,282
Series C	6.608	3,026,634	1,513,316	9,965	10,000	1,513,316
Series C-1	5.2864	2,030,761	2,030,761	10,735	10,735	2,030,761
Total		30,752,578	28,343,420	$46,564	$46,908	$28,343,420

As any liquidation event must first be approved by the Board, which is controlled by the Company and its Common Stockholders, the convertible Preferred Stock is classified as permanent equity in the Company’s consolidated balance sheet as of June 30, 2022. The rights, preferences, privileges, restrictions, and other matters relating to the Preferred Stock are set forth in the Company’s Amended and Restated Certificate of Incorporation dated May 24, 2022, as amended, and are summarized as follows:

Dividend Rights — Holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series C-1 Convertible Preferred Stock (collectively, the “Senior Preferred Stock”), were entitled to receive dividends prior and in preference to dividends declared on the Series AA-1 Convertible Preferred Stock, the Series AA-2 Convertible Preferred Stock, and the voting Common Stock and non-voting Common Stock (collectively, the “ELC Common Stock”) at a rate of $0.0241, $0.0797, $0.0537, $0.5286, and $0.4229 per share per annum, respectively.

After the holders of the Senior Preferred Stock would have received full dividend preference, dividends could be declared and paid to all holders of Series AA-1 Convertible Preferred Stock, in preference to the holders of Series AA-2 Convertible Preferred Stock, Common Stock and non-voting Common Stock, at a rate of $0.7488 per share per annum. After the holders of Senior Preferred Stock and Series AA-1 Convertible Preferred Stock have received full dividend preference, dividends could be declared and paid to all holders of Series AA-2 Convertible Preferred Stock, in preference to the holders of the Company’s Common Stock, at a rate of $0.2657 per share per annum.

If, after dividends in the full preferential amount were paid to the holders of Senior Preferred Stock, Series AA-1 Convertible Preferred Stock, and Series AA-2 Convertible Preferred Stock, dividends may be declared and paid to all holders of the ELC Common Stock and Convertible Preferred Stock holders in proportion to the number of shares of ELC Common Stock that would be held by each holder if all shares of Convertible Preferred Stock were converted to Common Stock at the then effective conversion rate.

Dividends were payable only when, and if, declared by the Board and are non-cumulative. As of June 30, 2023 and 2022, no dividends have been declared or paid by the Company.

Liquidation preference — In the event of any liquidation event (as defined in the restated certificate of incorporation), whether voluntary or involuntary, before any payment shall be made to the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, or Series B-1 Convertible Preferred Stock (collectively, the “Other Senior Preferred Stock”), and before any payment shall be made to the holders of Series AA-1 Convertible Preferred Stock, Series AA-2 Convertible Preferred Stock, or ELC common stock, the holders of Series C Convertible Preferred Stock and Series C-1 Convertible Preferred Stock (collectively, “Series C Senior Preferred Stock”) are entitled to receive an amount equal to the greater of a) the original issue price (as defined below) for such series of Senior Preferred Stock, plus any dividends declared but unpaid or b) such amount per share as would have been payable had all shares of such series of Senior Preferred Stock been converted into common stock prior to the liquidation event. If upon any such liquidation event, the funds and assets available for distribution to the stockholders shall be insufficient to pay the holders of shares of Senior Preferred Stock the full amounts to which they are entitled, the holders of shares of Senior Preferred Stock shall share ratably in any distribution of the funds and assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares of Senior Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Upon completion of the payments to holders of Series C Senior Preferred Stock, before any payment shall be made to the holders of Series AA-1 Convertible Preferred Stock, Series AA-2 Convertible Preferred Stock, or ELC Common Stock, the holders of Other Senior Preferred Stock are entitled to receive an amount equal to the greater of a) the original issue price (as defined below) for such series of Senior Preferred Stock, plus any dividends declared but unpaid or b) such amount per share as would have been payable had all shares of such series of Senior Preferred Stock been converted into Common Stock prior to the liquidation event. If upon any such liquidation event, the funds and assets available for distribution to the stockholders shall be insufficient to pay the holders of shares of Senior Preferred Stock the full amounts to which they are entitled, the holders of shares of Senior Preferred Stock shall share ratably in any distribution of the funds and assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares of Senior Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Upon completion of the payments to holders of Senior Preferred Stock, before any payment shall be made to the holders of Series AA-2 Convertible Preferred Stock and ELC common stock, the holders of Series AA-1 Convertible Preferred Stock shall be entitled to receive out of the funds and assets available for distribution, an amount per share equal to the greater of a) the original issue price for such series of Series AA-1 Convertible Preferred Stock plus all declared but unpaid dividends, or b) such amount per share as would have been payable had all shares of Series AA-1 Convertible Preferred Stock been converted into common stock prior to the liquidation event. If the assets and funds distributed among the holders of the Series AA-1 Convertible Preferred Stock are insufficient to permit payment to such holders of the full preferential amount, then the entire assets and funds of are legally available for distribution shall be distributed ratably among the holders of the Series AA-1 Convertible Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Upon completion of the payments to holders of Senior Preferred Stock and Series AA-1 Convertible Preferred Stock, before any payment shall be made to the holders of ELC common stock, the holders of Series AA-2 Convertible Preferred Stock shall be entitled to receive out of the funds and assets available for distribution, an amount per share equal to the greater of a) the original issue price for such series of Series AA-2 Convertible Preferred Stock plus all declared but unpaid dividends, or b) such amount per share as would have been payable had all shares of Series AA-2 Convertible Preferred Stock been converted into common stock prior to the liquidation event. If the assets and funds distributed among the holders of the Series AA-2 Convertible Preferred Stock are insufficient to permit payment to such holders of the full preferential amount, then the entire assets and funds of are legally available for distribution shall be distributed ratably among the holders of the Series AA-2 Convertible Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

After the payment of all preferential amounts required to be paid to the holders of Senior Preferred Stock, Series AA-1 Convertible Preferred Stock, and Series AA-2 Convertible Preferred Stock, the remaining assets and funds available for distribution to the stockholders shall be distributed among the holders of shares of ELC common stock.

The original issue price is $6.6080, $5.2864, $0.9959, $0.6711, $0.3017, $9.3597, and $3.3215 per share on Series C Convertible Preferred Stock, Series C-1 Convertible Preferred Stock, Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series A Convertible Preferred Stock, Series AA-1 Convertible Preferred Stock and Series AA-2 Convertible Preferred Stock, respectively.

Conversion rights — Each share of a series of convertible preferred stock are convertible into common stock at the option of the holder, at any time, by dividing the original issue price for such series of convertible preferred stock by the conversion price for such series of preferred stock. The conversion price for each series of convertible preferred stock is equivalent to the original issue price for such series of convertible preferred stock.

Each share of convertible preferred stock will automatically be converted into shares of common stock (a) immediately upon the closing of an underwritten public offering, pursuant to an effective registration statement file with the United States Securities and Exchange Commission resulting in aggregate gross proceeds to the Company of at least $75,000 and at a per share offering price to the public of no less than one times the original issue price of the Series C Convertible Preferred Stock or (b) (i) in the case of the Series C Convertible Preferred Stock and Series C-1 Convertible Preferred Stock, the date and time in which a majority of the holders of Series C Convertible Preferred Stock and Series C-1 Convertible Preferred Stock, including the Series C lead investor, then outstanding specify by vote or written consent (ii) in the case of the Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock, the date and time in which a majority of the holders of Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock, including the Series B lead investor, then outstanding specify by vote or written consent, (iii) in the case of the Series A Convertible Preferred Stock including the Series A lead investor, the date and time in which a majority of the holders of Series A Convertible Preferred Stock then outstanding specify by vote or written consent (iv) in the case of the Series AA-1 Convertible Preferred Stock, the date and time in which a majority of the holders of Series AA-1 Convertible Preferred Stock then outstanding specify by vote or written consent and (v) in the case of the Series AA-2 Convertible Preferred Stock, the date and time in which a majority of the holders of Series AA-2 Convertible Preferred Stock then outstanding specify by vote or written consent.

Voting Rights — Holders of convertible preferred stock are entitled to vote equal to the number of whole shares of common stock into which the shares of convertible preferred stock are convertible. Holders of convertible preferred stock vote together with the holders of common stock as a single class on an as-converted basis.

The Company has the following shares of Common Stock reserved for future issuance:

As of
June 30,
2023
Warrants to purchase Common Stock	21,315,453
Common Stock options and RSUs	14,462,348
Equity awards available for future grants	1,085,462
Earnout shares	14,397,022
51,260,285

10. Warrants

Since inception, the Company has issued warrants in conjunction with various financings, as well as certain customers. The Company accounts for its warrants in accordance with ASC 480 and ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an implicit or explicit input to the valuation of the Company.

During the year ended June 30, 2023, the Company engaged in various warrant transactions:

●	The issuance of 169,310 warrants to purchase Common Stock in conjunction with an amendment to the warrant agreement with Lago Loan, such amendment occurring in August 2022.
●	In September 2022, the holder of 141,970 warrants, net exercised such warrants with the Company issuing 136,681 of Common Shares to the holder.
●	The issuance at the Merger date of 1,500,000 warrants to the Lenders to the Credit Agreement.
●	With the Merger, the Company assumed 8,625,000 public warrants and 6,125,000 private warrants.
●	With the consummation of the Merger and the repayment of the Horizon loan, 294,725 of previously liability classified warrants were reclassified on the Merger date into equity in the amount of $0.8 million.
●	Subsequent to the Merger the Company has issued warrants associated with changes to the Company’s Credit Agreement. Refer to Note 7 for further discussion.

The following tables represent the warrants on Common Stock outstanding:

	As of June 30, 2023
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		6.5	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	[F]	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$9.25	86,532		6	Liability
Common	July 2027	$0.37	402,679		6	Equity
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	[B]	$6.53	294,725	[B]	10	Equity
Common	March 2032	$8.16	374,912		10	Liability
Common	September 2027	$11.50	1,500,000		5	Equity
Common	September 2027	$8.21	8,625,000	[I]	5	Equity
Common	September 2027	$11.50	6,125,000	[J]	5	Liability
Common	March 2028	$0.01	400,000	[G]	5	Liability
Common	May 2028	$0.01	2,500,000	[H]	5	Liability
Total			21,315,453

	As of June 30, 2022
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$9.25	84,461		10	Liability
Common	October 2027	$0.37	141,970		10	Equity
Common	[D]	$0.01	2,575,190		[D]	Liability
Common	June 2028	$0.01	404,961	[E]	6.7	Equity
Common	March 2026	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$9.25	86,532		10	Liability
Common	July 2027	$7.80	402,679		10	Liability
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	March 2031	$6.53	294,725	[B]	10	Liability
Common	March 2032	$8.16	205,602		10	Liability
Total			4,713,303

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering should one occur.
[B] —

Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to Common Stock and have calculated the number of shares as the quotient of the aggregate warrant coverage dollar amount value of $1.9 million over the exercise price of $6.53 per share as of June 30, 2023 and June 30, 2022. Warrant will also expire at the earliest of 10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

[C] —	Warrants expire 5 years from the effective date of a registration statement for an initial public offering should one occur.
[D] —

Warrants are exercisable after the conversion of the related convertible notes and will expire, if not exercised, at the earliest of a public liquidity event, the effective date of a registration statement for an initial public offering should one occur and 5 years from the issuance date. Warrants are exercisable for a variable number of shares dependent on the fully diluted capitalization and are estimated at each reporting date. The warrants were converted into Common Stock on September 21, 2022 in conjunction with the Merger.

[E] —

Warrants were issued in October 2021 and are exercisable into Common Stock contingent on rollouts of the Company’s products and services to the warrant holder. The number of shares of Common Stock represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 66,396 and 321,943 remained contingent as of June 30, 2023 and June 30, 2022, respectively. Expense related to the cost of these warrants is being recognized as a reduction to revenue in the Company’s consolidated statements of operations and comprehensive loss.

[F] —

Warrants will expire at the earliest of 10 years from the issuance date of March 11, 2016, a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering, if one should occur.

[G] —

In connection with the First Amendment to the Credit Agreement, the Company issued 400,000 warrants to the Lenders as a fee. The warrant holder may redeem for cash, the First Amendment Warrants at their fair value in the event of a (i) consolidation or merger with or into another party, (ii) a sale, assignment, transfer or disposal of substantially all of the Company’s assets, (iii) purchase, sale or tender of the Company’s Common Stock where the beneficial owner owns more than 50% of the Company’s Common Stock, and (iv) a reorganization, recapitalization or reclassification of the Company’s Common Stock. Refer to Note 7 for further details.

[H] —

In connection with the effectiveness of the Second Amendment to the Credit Agreement, the Company issued the Second Amendment Warrants. The Second Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of the issuance of the warrants; provided, that the Company shall not affect the exercise of any portion of the warrant to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise. The warrant holder may redeem the Second Amendment Warrants for cash at their fair value in the event of a (i) consolidation or merger with or into another party, (ii) a sale, assignment, transfer or disposal of substantially all of the Company’s assets, (iii) purchase, sale or tender of the Company’s Common Stock where the beneficial owner owns more than 50% of the Company’s Common Stock, and (iv) a reorganization, recapitalization or reclassification of the Company’s Common Stock. Refer to Note 7 for further details.

[I] —

Represents 17,250,000 public warrants, assumed as part of the Merger, that are exercisable for one-half of a share of the Company’s Common Stock for an exercise price of $8.21 per whole share. The Company may redeem the public warrants at an exercise price of $0.01 per share if, and only if, the reported last sale price of the share of Common Stock equals or exceeds 165% of the volume weighted average per share, for 20 trading days starting on the trading day prior to the day on which the Company consummated the Merger for any twenty (20) trading days within a thirty (30) trading day period ending on the third business day prior to the date on which notice of redemption is given within a 30-trading day period ending on the third business day prior to the notice of redemption.

[J]

The private warrants are exercisable for a price of $11.50 per whole share and are non-redeemable so long as they are held by the initial purchasers or their affiliates. If transferred, the Company may redeem the public warrants at an exercise price of $0.01 per share if, and only if, the reported last sale price of the share of Common Stock equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption.

11. Stock-Based Compensation

Stock-Based Compensation Plans

Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). Effective with the Merger, the Board adopted the 2022 Incentive Award Plan (the “2022 Plan”). As of June 30, 2023, the number of shares of Common Stock reserved for future issuance under the 2022 Plan was 1,085,462 The Board may grant incentive and non-statutory stock options and RSUs to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value, as determined by the Board, at the date of grant. Awards generally vest ratably over periods determined by the Board, generally four or five years, and expire no later than ten years from the date of grant. For options subject to the one-year cliff, the expense is recognized as 25% of the total option value, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

In May 2023 and February 2023, the Company granted an aggregate of 1,037,125 and 2,721,486 RSUs, respectively, to its employees, consultants and directors with service-based vesting conditions with a weighted average grant date fair value of $3.43 and $3.58, respectively, per RSU, based on the closing stock price on the date of grant. The awards vest ratably over five years for employees and one to three years for directors. As of June 30, 2023, $10.2 million of stock-based compensation related to these RSUs remains unrecognized, which is expected to time-vest over a remaining weighted-average period of 4.7 years.

In September 2022, the Company granted 1,200,000 RSUs to a director, appointed to Interim CEO of the Company in March 2023, with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs vested on September 30, 2022, 56.67% of the RSUs has, and shall continue to, vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the year ended June 30, 2023 related to the RSUs of $3.0 million. As of June 30, 2023, $2.4 million of stock-based compensation related to the RSU remains unrecognized, which is expected to be recognized over a remaining weighted-average period of 1.4 years. The RSUs time-based vesting would accelerate upon an acquisition of the Company. A deSPAC does not meet the definition of an acquisition as defined in the 2018 Plan.

In July 2022, the Company granted an aggregate of 836,657 RSUs to its employees and consultants that contain a service-based vesting condition and a performance-based vesting condition, with a grant date fair value of $8.26 per RSU. Such RSUs are in addition to the 350,426 of RSUs that were outstanding at June 30, 2022, which contain the same vesting conditions. The service-based vesting condition is generally satisfied by rendering continuous service for 5 years, with 20% vesting each year. The performance-based vesting condition is satisfied in connection with an initial public offering or a change in control. However, the consummation of the deSPAC did not result in satisfaction of the performance condition and as such the Board approved a modification of the awards to waive the performance condition in consideration of consummating the deSPAC. The Company recorded compensation expense of $1.1 million during the year ended June 30, 2023 related to these RSUs as achievement of the performance-based vesting condition was waived and a cumulative catch-up adjustment was recorded. As of June 30, 2023, $2.5 million of stock-based compensation related to these RSUs remains unrecognized, which is expected to time-vest over a remaining weighted-average period of 3.97 years.

The Company has 300,376 performance-based options that contained a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is satisfied by rendering continuous service for four years after the performance-based vesting condition occurs. The performance-based vesting condition for the 300,376 performance-based options was satisfied in connection with a public liquidity event effective with the closing of the Merger. The Company recognized a modification expense to accelerate the service-based vesting condition associated with these options upon termination of the executive’s employment, which is included in the modification expense noted below. The Company did not record compensation expense during the year ended June 30, 2022 related to the options that contain a performance-based vesting condition satisfied by a public liquidity event as achievement of the performance-based vesting conditions was not deemed probable of occurring.

The Company recorded $1.2 million in additional stock-based compensation expense due to modifications of individual stock option and RSU awards for certain executives upon termination from the Company for accelerated vesting and extension of award exercise periods in the year ending June 30, 2023.

In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited, and all vested options must be exercised within a 90-day period under the 2018 Plan and within a 30-day period under the 2008 Plan or they are forfeited.

The following summary of the equity incentive plan activity is shown collectively for the 2022 Plan, the 2018 Plan and the 2008 Plan presented on an as converted basis to reflect the impact of the retroactive application of the recapitalization using the Exchange Ratio:

	Number of	Weighted-	Weighted-	Aggregate
	Options	Average	Average Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life (years)	Value
Balance – June 30, 2022	13,845,291	$0.59	6.66
Retrospective application of recapitalization	(2,631,676)	0.14
Adjusted Balance – beginning of year	11,213,615	0.73	6.66
Exercised	(955,062)	0.61
Forfeited and expired	(356,850)	1.33
Balance –June 30, 2023	9,901,703	0.72	4.40
Vested and expected to vest at June 30, 2023	9,901,703	0.72	4.40	$44,698
Exercisable at June 30, 2023	9,134,330	0.57	4.12	42,449

The aggregate intrinsic value of options exercised during fiscal years 2023 and 2022 was $4.4 million and $1.9 million, respectively. The weighted average grant date fair value of granted options during fiscal years 2023 and 2022 were zero and $1.19, respectively.

The following is a summary of the equity incentive plan RSU activity for the 2022 Plan and the 2018 Plan presented on an as converted basis to reflect the impact of the retroactive application of the recapitalization using the Exchange Ratio:

	Number of	Weighted- Average
	Awards Outstanding	Grant Date Fair Value
Unvested Balance – June 30, 2022	432,666	$6.46
Retrospective application of recapitalization	(82,240)	1.52
Adjusted, unvested balance – beginning of year	350,426	7.98
Granted	5,795,240	3.75
Vested	(1,119,826)	4.11
Forfeited	(465,195)	3.58
Unvested Balance - June 30, 2023	4,560,645	4.00

Significant Assumptions used in Estimating Option Fair Value and Stock-Based Compensation Expense

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model utilizing the assumptions noted below.

•        Risk-free interest rate — The risk-free interest rate was calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as the Company has no history of, nor plans to distribute, dividend payments.

•        Expected term — The expected term of the options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the options vesting term and the contractual expiration period, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•        Expected volatility — The expected stock price volatility for the Company’s stock was determined by examining the historical volatilities of the Company’s industry peers as the Company did not have any trading history of its Common Stock.

•        Expected dividend yield — The dividend yield assumption is zero as the Company has no history of, nor plans to distribute, dividend payments.

The assumptions used under the Black-Scholes-Merton option pricing model and the weighted average calculated value of the options granted to employees are as follows:

	As of	As of
	June 30,	June 30,
	2023	2022
Risk-free interest rate	—%	1.06
Expected term (in years)	—	6.10 - 6.51
Expected volatility	—%	45.84% - 46.15%
Expected dividend yield	—	—

Stock-based Compensation Expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees as well as expense associated with earnout shares noted below, by function is as follows:

	Year ended June 30,
	2023	2022
Research and development	$2,247	$519
Sales and marketing	560	424
General and administrative	5,892	966
	$8,699	$1,909

Stock-based compensation allocated to cost of goods sold was not material for the years ended June 30, 2023 and 2022. The weighted-average grant date fair value of options vested during the years ended June 30, 2023 and 2022 was $1.48 and $1.05, respectively. As of June 30, 2023, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $1.7 million which is expected to be recognized over a weighted-average period of 2.02 years.

During the year ended June 30, 2023 the Company recorded $4.9 million of stock-based compensation expense associated with earnout shares granted to holders of Common Stock held by current employees and directors and holders of options and RSUs. No amounts were recorded during the year ended June 30, 2022 associated with earnout shares. Refer to Note 1 for further discussion of compensation recorded related to earnout shares granted to holders of Common Stock, options and RSUs.

Employee Stock Purchase Plan

Effective with the closing of the Merger, the Company adopted and employee stock purchase plan (“ESPP”). There was no activity under the plan during the year ended June 30, 2023, as the Company has not yet conducted any offerings pursuant to the ESPP.

The ESPP allows eligible employees to purchase shares of the Company’s Common Stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated 6-month offering periods. At the end of each offering period, employees are able to purchase shares at the lesser of (i) 85% of the fair market value of the Company’s Common Stock on the first day of the offering period and (ii) 85% of the fair market value of the Company’s Common Stock on the last day of the offering period, based on the closing sales price of the Company’s Common Stock as quoted on the NASDAQ on such date.

Other Stock-based Compensation

In connection with the acquisition of CyborgOps (refer to Note 14), the Company issued 475,638 shares of Common Stock to employees of CyborgOps who had continued employment with the Company, which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in monthly increments over four years commencing on June 11, 2022. The fair value was determined to be $8.75 per share based on the acquisition date fair value. During the years ended June 30, 2023 and 2022, the Company recognized $0.9 million and $0.1 million of stock-based compensation expense related to these equity awards, respectively. In May 2023, the Company forfeited 256,891 unvested shares related to employees who were no longer employed with the Company. As of June 30, 2023, unrecognized stock-based compensation expense associated with these equity awards, as adjusted for terminations, was $1.0 million, as adjusted for terminations, which is expected to be recognized over a weighted-average period of 2.87 years.

12. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes.

The components of loss before taxes are as follows:

	June 30,
	2023	2022
United States	$(34,596)	(56,644)
International	125	100
Total loss before taxes	$(34,471)	(56,544)

Income tax (benefit) provision was comprised of the following:

	June 30,
	2023	2022
Current:
United States	$—	$—
State	9	17
International	—	—
Total current tax provision	9	17

Deferred:
United States	—	(234)
State	—	(13)
International	—	—
Total deferred tax (benefit) provision	—	(247)
Total tax (benefit) provision	$9	$(230)

The Company’s effective income tax rate reconciliation is composed of the following for the periods presented:

	June 30,
	2023	2022
Federal statutory rate	21.00%	21.00%
State tax net of federal benefit	0.00%	(0.01)%
Tax credits and foreign rate differential	1.26%	0.70%
Change in fair value of warrants and convertible notes	(3.33)%	(0.59)%
Convertible debt	29.41%	(7.03)%
Other	(2.54)%	0.61%
Change in valuation allowance	(45.80)%	(14.27)%
Benefit (provision) for income taxes	(0.00%)	0.41%

The components of net deferred tax assets are as follows (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$43,032	$31,038
Deferred revenue	127	1,823
Tax credits	5,627	4,795
Stock based compensation	940	295
Capitalized Research and Development	3,259	—
Non deductible interest	3,938	1,221
Lease liability	110	—
Accruals and reserves	609	590
Other	32	—
Total deferred tax assets	57,674	39,762
Less: valuation allowance	(56,492)	(38,750)
Total deferred tax assets, net of valuation allowance	1,182	1,012

Deferred tax liabilities:
Intangibles	(1,074)	(926)
Other	(108)	(86)
Total deferred tax liabilities	(1,182)	(1,012)
Net deferred tax assets	$—	$—

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), as well as projected pre-tax book income in making this assessment. To fully utilize the net operating loss (“NOL”) and tax credits carryforwards, the Company will need to generate sufficient future taxable income in each respective jurisdiction.

As of June 30, 2023, the Company had federal and state NOLs for approximately $38.2 million and $58.2 million, respectively, which begin to expire in 2029 if not utilized.  The Company had federal NOLs for approximately $148.5 million which do not expire. The use of the NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state tax law. As of June 30, 2023, the Company had research and development tax credit carryforwards of approximately $5.7 million and $5.3 million for federal and state tax purposes, respectively. The federal credits begin to expire in 2029 and the state tax credits do not expire.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Code, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

Uncertain Tax Positions

The total amount of gross unrecognized tax benefits was $5.5 million as of June 30, 2023, of which none would affect the effective tax rate if recognized because such recognition would result in an increase in the deferred tax assets with a corresponding increase in the valuation allowance, therefore having no impact. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	June 30,
	2023	2022
Balance at beginning of year	$4,916	$4,189
Decrease related to prior period tax positions	(167)	—
Increase related to current year tax positions	711	727
Balance at end of year	$5,460	$4,916

The amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statute of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and various state and local income tax returns, including the State of California. The Company has no ongoing tax examinations by the U.S. income tax authorities at this time. The Company is subject to U.S. federal, state or local income tax examinations for all prior years.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to Common Stockholders for the periods presented:

	Year ended June 30,
	2023	2022
Numerator:
Net loss attributable to Common Stockholders, basic and diluted	$(34,480)	$(56,314)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Common Stockholders, basic and diluted	46,499,850	27,268,887
Net loss per share attributable to Common Stockholders, basic and diluted	$(0.74)	$(2.07)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the periods presented because including them would have been antidilutive are as follows:

	Year Ended June 30,
	2023	2022
Stock options and RSUs	14,462,348	11,568,090
Convertible notes	—	5,827,990
Common stock warrants	21,050,077	4,658,865
Common stock subject to vesting - CyborgOps	103,814	475,638
Total potential shares of common stock excluded from the computation of diluted net loss per share	35,616,239	22,530,583

The Company excluded 14,397,022 earnout shares from the calculation of diluted EPS for the year ended June 30, 2023 as they are subject to market conditions for which the necessary conditions have not been satisfied.

The Company excluded 300,376 options from the calculation of diluted EPS for the year ended June 30, 2022. These equity awards were excluded from the calculation of diluted EPS as they are subject to performance conditions for which the necessary conditions were not satisfied as of June 30, 2022.

14. CyborgOps Acquisition

On May 23, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CyborgOps, a provider of artificial intelligence-based products and services for merchants’ phone answering and ordering systems, to purchase substantially all of its assets and assume certain liabilities. The transaction closed on May 23, 2022. The purpose of the acquisition was to allow the Company to accelerate its development of the Company’s technology, including acquiring CyborgOps’ assembled workforce to assist in such development. Pursuant to the Asset Purchase Agreement, the stockholders of CyborgOps were entitled to receive up to $6.8 million in total consideration, consisting of 601,764 shares of the Company’s Common Stock valued at $8.75 per share and $1.5 million in cash consideration, consisting of $0.1 million in cash paid upon closing and a $1.4 million promissory note. The promissory note had interest at 5% and required monthly payments of $50 thousand, consisting of interest and principal payments, beginning in June 2022. All of the unpaid principal and accrued interest was paid off at the close of the Merger.

Of the $6.8 million total consideration, $2.2 million was accounted for as consideration transferred, consisting of $0.2 million in cash paid upon closing, $1.0 million deferred cash consideration and $1.1 million of stock consideration, representing the conveyance to the former stockholders of 126,126 Company shares valued at $8.75 per share. On the acquisition date, the remaining 475,638 shares are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting over four years (refer to Note 11). In fiscal year 2023, 256,891 of the awards were cancelled due to the termination of the employees by the Company. The promissory note was accounted for as post-acquisition compensation expense due to certain cancellation and forgiveness provisions based on continuing employment requirements of certain employees, who were also the primary owners of CyborgOps. The continuing employment conditions were not met, however the loan was paid off in fiscal 2023 at the time of the Merger.

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value on the acquisition date. The fair value of the assets acquired was developed technology intangible assets of $1.3 million (refer to Note 4), $0.2 million deferred tax liability and goodwill of $1.2 million. Except for these assets and liabilities, CyborgOps did not have other material assets or other material liabilities that were assumed by the Company. The intangible assets were measured using the replacement cost method. The goodwill is primarily attributable to the assembled workforce and is not deductible for tax purposes.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date. The Company incurred approximately $0.2 million in acquisition-related costs, which were expensed as incurred in general and administrative in the Company’s consolidated statement of operations and comprehensive loss.

The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements during the year ended June 30, 2022. Additionally, pro forma financial information is not provided for consolidated revenue and net loss per share as such amounts attributable to CyborgOps were not material.

15. Related Party Transactions

During the year ended June 30, 2023, as part of the Company’s private placement that closed in May 2023, the Company received $3.0 million of proceeds in exchange for 1,500,000 newly issued shares of Common Stock of the Company from Cleveland Avenue, LLC, an entity which holds a greater than 10% interest in the Company, and therefore is a related party. A board member of the Company also is an officer of Cleveland Avenue, LLC.

As of June 30, 2022, the Company had $9.6 million of convertible promissory notes and embedded warrants with entities in which a member of the Company’s board of directors is an officer and has a financial interest (“affiliated entities”) and were classified as a current liability on the consolidated balance sheet at that time. The convertible promissory notes and embedded warrants due to a related party were converted into shares of Common Stock in the Company during the year ended June 30, 2023. As of June 30, 2023, the Company has no convertible promissory notes and embedded warrants balance due to a related party. Refer to Note 7 for further details.

During the year ended June 30, 2023, the Company received an equity investment of $1.0 million from an investor who held a significant portion of the Company’s convertible promissory notes at the time of the investment in exchange for 133,133 shares in the Company. Refer to Note 9 for further details.

Additionally, during the year ended June 30, 2023, the Company granted 1,200,000 of RSUs to a director of the Company who was appointed Interim CEO in March 2023, with a grant date fair value of $4.56 per RSU. Refer to Note 11 for further details.

16. Subsequent Events

Third Amendment to Credit Agreement

 On October 10, 2023, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Metropolitan, the administrative, payment and collateral agent for Lenders, pursuant to which the parties amended certain covenants of the existing credit agreement, dated as of September 21, 2022 and as amended on March 31, 2023 and May 22, 2023 (the “Credit Agreement”), the Lenders agreed to waive existing events of default, advance an additional $3.0 million of Term Loans to the Company, and exchange an aggregate of approximately $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of Common Stock at a purchase price of $0.01 per share (the “Third Amendment Conversion Warrants”). The effectiveness of the Third Amendment is conditioned, in part, (1) upon evidence of a gross amount of additional equity investments of $3.0 million from Presto CA LLC (the “Purchaser”), a related party with greater than 10% investment in the Company and of which an officer is a Board member of the Company, to be used for working capital purposes, which was committed and executed under a Securities Purchase Agreement on October 10, 2023 and expected to close on or around October 16, 2023 (see below), and (2) the Company hiring a chief financial officer reasonably satisfactory to Metropolitan, which the Company and Metropolitan have agreed will be satisfied with the appointment of Mr. Nathan Cook, consultant, as Interim Chief Financial Officer following the filing of the Company’s annual report on Form 10-K, and (3) evidence that the Company has engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan to provide capital markets advisory services in connection with upcoming capital raises.

Upon the effectiveness of the Third Amendment, the Company will obtain waivers of all previous financial covenant breaches. Further, the Third Amendment also eliminates all financial covenants with the exception of two which are a minimum cash collateral balance of $10.0 million and the “cash burn” covenant. The definition of this covenant was also revised to allow for the exclusion of certain expenses from the calculation, including severance and certain outside professional fee expenses. New agreed upon “cash burn” covenant levels were also agreed upon. Subject to certain excluded payments, the decrease in operating cash may not exceed an agreed amount for each rolling three-month period, subject to certain customary operating fluctuations and adjustments. The amount is set at $10.7 million for October 2023, $11.4 million for November 2023 and $10.3 million for December 2023, and declines after that date. Without an injection of further capital, the Company anticipates being unable to comply with the minimum unrestricted cash covenant in approximately mid-December 2023.

The Third Amendment also provides that, with respect to interest accruing for the interest periods ending September 30, 2023 through to January 31, 2024, the Company may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, the Company request that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis, subject to the prior approval by Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis.

Third Amended and Restated Fee Letter

On October 10, 2023, Presto, in connection with the Third Amendment and in consideration for Metropolitan’s entering into the Third Amendment, entered into the Third Amended and Restated Fee Letter (the “Third Amendment Fee”) with Metropolitan, pursuant to which the Company paid an amendment fee equal to $100 thousand and granted warrants to purchase 25,000 shares of Common Stock, par value $0.0001 per share of the Company, with an exercise price of $0.01 per share (the “Third Amendment Fee Warrants”) and, together with the Third Amendment Conversion Warrants, the “Third Amendment Warrants”), to Metropolitan Entities.

Warrants to Purchase Common Stock

On October 10, 2023, in accordance with the terms of the Third Amendment and the Third Amendment Fee Letter, the Company executed the Third Amendment Warrants to Purchase Common Stock with each of the Metropolitan Entities.  The Third Amendment Warrants were granted in connection with Metropolitan entering into the Third Amendment and the Third Amendment Fee Letter and contain similar terms as the First Amendment Warrants and Second Amendment Warrants. See Note 10.

Lock-Up Agreements

On October 10, 2023, in connection with the Third Amendment, certain holders of the Company’s Common Stock entered into lock-up agreements with the Company agreeing not to transfer their shares until December 23, 2024.  These shareholders included Presto CA LLC, entities affiliated with REMUS Capital and Romulus Capital, entities affiliated with I2BF Global Ventures and various other shareholders.

Securities Purchase Agreement

On October 10, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which the Company agreed to sell an aggregate of 1,500,000 newly issued shares of the Company’s common stock, $ 0.0001 par value per share (the “Common Stock”), at a purchase price of $2.00 per share (the “Private Placement”) for an aggregate purchase price of $3.0 million.  The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. In addition, the Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of Common Stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require the Company to issue additional shares of Common Stock to the Purchaser, upon the terms and subject to the conditions contained in the Purchase Agreement.  The Private Placement is expected to close on or around October 16, 2023.

Registration Rights Agreement

On October 10, 2023, in connection with the terms of the Third Amendment, the Company entered into the Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which Presto agreed to provide customary registration rights to the Purchaser with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement described above.

CEO Transition and Interim CFO Appointment

On July 30, 2023, Krishna Gupta tendered his resignation as interim Chief Executive Officer of the Company effective immediately. Mr. Gupta remains a director and Chairman of the Board.

On August 1, 2023, the Board appointed Xavier Casanova to serve as Chief Executive Officer. Mr. Casanova, 47, has served as Chief Operating Officer of the Company since March 2023. He previously served as Chief Product Officer of Presto since July 2022.

On August 1, 2023, the Board appointed Stanley Mbugua to serve as Interim Chief Financial Officer. Mr. Mbugua has served as Chief Accounting Officer of the Company since March 2023, a role in which he will remain while serving as Interim Chief Financial Officer.

The Company is in the process of finalizing the compensation and terms of separation of the Company with Mr. Gupta and determining potential changes to the compensation arrangements for Mr. Casanova and Mbugua.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial information included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 21, 2022. Prior to the Business Combination, VTAQ was a special purpose acquisition corporation. As a result, the design of the Company’s public company internal control over financial reporting post-Business Combination has required and will continue to require significant time and resources from our management and other personnel. Therefore, management was unable, without deploying an unreasonable level of resources, to conduct an assessment of the Company’s internal control over financial reporting as of June 30, 2023. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Regulation S-K Compliance and Disclosure Interpretations.

Despite the fact that our management was unable to make a full assessment of the effectiveness of our internal control over financial reporting, in the course of preparing our financial statements as of and for the year ended June 30, 2023, management identified certain deficiencies in our internal control over financial reporting that management believes to be a material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, we identified four material weaknesses. The material weaknesses that we have identified are listed below.

•        We did not maintain an effective control environment, including not having designed a risk assessment process and not having designed formalized internal controls, including a lack of policies supporting segregation of duties.

•        We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions. Further, we did not maintain sufficient accounting resources with appropriate technical knowledge to support our financial reporting requirements.

•        We did not design and maintain effective controls over our financial statement closing process. Specifically, we did not design and maintain effective controls over certain account analyses and account reconciliations.

•        We did not maintain internal accounting records to adequately support the reporting of certain transactions in our financial statements.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Remediation Initiatives

We have engaged a third-party firm to assist us with our development and execution of an internal control plan as we are required to comply with Section 404 of the Sarbanes and Oxley Act of 2002.  We have completed the design phase and are in the testing stage of implementation of the plan to remediate the material weaknesses identified. Our plan includes the following actions that are currently in progress:

•        Designing and implementing a risk assessment process supporting the identification of risks facing us and designing formalized internal controls including policies over segregation of duties.

•        Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues. Hired additional experienced accounting staff, including a Chief Accounting Officer and financial reporting roles as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002.

•        Implementing controls over our financial statement closing process including controls to enable an effective and timely review of account analyses and account reconciliations.

•        Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We plan to continue to devote significant time and attention to remediate the above material weakness as soon as reasonably practicable. As we continue to evaluate our controls, we will make the necessary changes to improve the organization’s demonstration of commitment to attract, develop and retain competent individuals in alignment with objectives. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement.

The following exhibits are filed or furnished as an exhibit to this Annual Report on Form 10-K.

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

3.1	Second Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2022).
3.2	Bylaws of Presto Automation Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 27, 2022).
4.1*	Description of Securities
10.1†

Credit Agreement, dated as of September 21, 2022, by and among New Presto, Surviving Corporation, Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2022).

10.2

Amended & Restated Registration Rights Agreement dated as of September 21, 2022, by and among New Presto, the Sponsors, Cleveland Avenue, VTAQ’s officers and directors, Metropolitan and certain Legacy Presto stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2022).

10.3

Amended & Restated Warrant Agreement dated as of September 21, 2022, by and among, New Presto, the Sponsors and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 27, 2022).

10.4

Governance Agreement, dated as of September 21, 2022 by and among, New Presto and certain of its affiliates (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 27, 2022).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 27, 2022).
10.6+	Presto Automation Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1 filed on October 21, 2022).
10.7+	Presto Automation Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form S-1/A filed on December 16, 2022).
10.8+	Presto Automation Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2022).
10.9+	Presto Automation Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2022).
10.10

Amended & Restated Cleveland Avenue Subscription Agreement, dated as of July 25, 2022, by and between VTAQ and Presto CA, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2022).

10.11	Form of Amended & Restated Equity Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2022).
10.12+	Offer Letter of Employment, dated as of February 23, 2021, by and between Dan Mosher and Presto Automation Inc. (incorporated by reference to Exhibit 10.12 to the Form S-1 filed on October 21, 2022).
10.13+∧	Offer Letter of Employment, dated as of August 19, 2019, by and between Ashish Gupta and Presto Automation Inc. (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on October 21, 2022).
10.14††	Consulting Agreement between Presto Automation Inc. and Ashish Gupta, dated March 4, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2023).

10.15

Waiver and First Amendment to Credit Agreement, dated March 31, 2023, by and among Presto Automation Inc., E La Carte, LLC, Metropolitan Partners Group Administration, LLC and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023).

10.16

Amended and Restated Fee Letter, dated March 31, 2023, by and among Presto Automation Inc., E La Carte, LLC, Metropolitan Partners Group Administration LLC and certain lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2023).

10.17

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2023).

10.18

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 6, 2023).

10.19

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 6, 2023).

10.20

Warrant to Purchase Common Stock, dated March 31, 2023, by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 6, 2023).

10.21

Registration Rights Agreement, dated as of March 31, 2023, by and among Presto Automation Inc. and certain persons listed therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 6, 2023).

10.22+

Amendment to Consulting Agreement, dated May 3, 2023, by and between Presto Automation Inc. and Ashish Gupta (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2023).

10.23†

Form of Securities Purchase Agreement, dated May 22, 2023, by an among Presto Automation Inc. and each purchaser listed in the signature page thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2023).

10.24

Form of Registration Rights Agreement, dated as of May 22, 2023, by and among Presto Automation Inc. and certain persons listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2023).

10.25

Second Amendment to Credit Agreement, dated as of May 22, 2023, by and among E la Carte, LLC (f/k/a Ventoux Merger Sub II LLC), Presto Automation Inc., the lenders party thereto and Metropolitan Partners Group Administration, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2023).

10.26

Amended and Restated Fee Letter, dated May 22, 2023, by and among E la Carte, LLC (f/k/a Ventoux Merger Sub II LLC), Presto Automation Inc. and Metropolitan Partners Group Administration LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2023).

10.27

Warrant to Purchase Common Stock, dated May 22, 2023, by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 22, 2023).

10.28

Warrant to Purchase Common Stock, dated May 22, 2023, by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 22, 2023).

10.29

Warrant to Purchase Common Stock, dated May 22, 2023, by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 22, 2023).

10.30

Warrant to Purchase Common Stock, dated May 22, 2023, by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 22, 2023).

10.31

Registration Rights Agreement, dated as of March 31, 2023, by and among Presto Automation Inc. and certain persons listed therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 6, 2023).

10.32*+	Offer of Employment, Daniel Mosher, dated May 12, 2023
10.33*+	Offer of Employment, Xavier Casanova, dated April 25, 2023
16.1	Letter from Withum Smith+Brown, PC (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 2, 2022).
21.1*	List of Subsidiaries*
23.1*	Consent of Moss Adams, LLP.
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1*

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Denotes management contract of compensatory plan or arrangement.

∧        Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 10, 2023	PRESTO AUTOMATION INC.

	By:	/s/ Xavier Cassanova
	Name:	Xavier Cassanova
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Mbugua
	Name:	Stanley Mbugua
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Xavier Casanova and Stanley Mbugua, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ Xavier Casanova	Chief Executive Officer (Principal Executive Officer)	October 10, 2023
Xavier Casanova
/s/ Stanley Mbugua	Interim Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	October 10, 2023
Stanley Mbugua
/s/ Krishna Gupta	Director	October 10, 2023
Krishna Gupta
/s/ Ilya Golubovich	Director	October 10, 2023
Ilya Golubovich
/s/ Keith Kravcik	Director	October 10, 2023
Keith Kravcik
/s/ Scott Raskin	Director	October 10, 2023
Scott Raskin
/s/ Gail Zauder	Director	October 10, 2023
Gail Zauder
/s/ Edward Scheetz	Director	October 10, 2023
Edward Scheetz

55