Form 10-K/A
period 2023-06-30
Presto Automation Inc.
filed 2023-10-12
CIK 1822145

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

Auditor Name: Moss Adams LLP	Auditor Location: San Francisco, California	Auditor Firm ID: 659

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Presto Automation, Inc. (the “Company”) for the year ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on October 11, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the certification of the Principal Executive Officer of the Company required under Section 906 of the Sarbanes-Oxley Act of 2002 that was included as Exhibit 32.1 to the Original Filing (the “Certification”). Specifically, the introductory sentence of the Certification incorrectly referenced the name of the Company’s former Interim Chief Executive Officer, Krishna Gupta, rather than the name of the Company’s current Chief Executive Officer, Xavier Casanova. The Certification was properly executed by Xavier Casanova. A corrected copy of the certification of the Principal Executive Officer of the Company required under Section 906 of the Sarbanes-Oxley Act of 2002, dated October 12, 2023, is filed as Exhibit 32.3 to this Amendment.

The certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 that were filed and furnished, respectively, as Exhibits 31.1, 31.2 and 32.1 to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.3, 31.4 and 32.3. Part IV, Item 15 of the Original Filing has been amended to reflect the new certifications.

Other than as described above, this Amendment does not amend, update or restate any information included in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update disclosures in the Original Filing affected by subsequent events. This Amendment should be read in conjunction with the Original Filing.

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

3.1	Second Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2022).
3.2	Bylaws of Presto Automation Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 27, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on October 10, 2023).
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

10.32+	Offer of Employment, Daniel Mosher, dated May 12, 2023 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on October 10, 2023).
10.33+	Offer of Employment, Xavier Casanova, dated April 25, 2023 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on October 10, 2023).
16.1	Letter from Withum Smith+Brown, PC (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 2, 2022).
21.1	List of Subsidiaries*List of Subsidiaries(incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on October 10, 2023).
23.1	Consent of Moss Adams, LLP. (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on October 10, 2023)
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K filed on October 10, 2023)

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed on October 10, 2023)

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed on October 10, 2023).

31.3*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on October 10, 2023)

32.2**

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on October 10, 2023).

32.3**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
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

Dated: October 12, 2023	PRESTO AUTOMATION INC.

	By:	/s/ Xavier Cassanova
	Name:	Xavier Cassanova
	Title:	Chief Executive Officer
(Principal Executive Officer)