Form 10-Q
period 2023-09-30
Presto Automation Inc.
filed 2023-11-20
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 59,490,750 shares of common stock, par value $0.0001 per share were issued and outstanding.

PRESTO AUTOMATION INC.

Form 10-Q

For the Quarter Ended September 30, 2023

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the following:

●	Presto’s limited operating history in a new and developing market makes it difficult to evaluate its current business and predict its future results.
●	Presto’s success depends on increasing the number of franchisees of our existing restaurant customers that use its solution, and, in particular, Presto Voice, and the timing of the deployments of contracted locations.
●	We are evaluating strategic alternatives of our Presto Touch and considering whether to engage in a wind-down which would be a sale, partial sale or abandonment of the Presto Touch business in the coming months and we may be unable to realize the benefits we expect from doing so.
●	Presto’s sales cycles can be long and unpredictable, and its sales efforts require a considerable investment of time and expense.
●	Presto may be adversely affected if it is unable to optimize the number of human agents required to operate its Presto Voice solution to improve its unit cost structure.
●	Changes in Presto’s senior management team have impacted its organization’s focus and it is dependent on the continued services and performance of its current senior management team.
●	Presto’s ability to recruit, retain, and develop qualified personnel is critical to its success and growth.
●	Defects, errors or vulnerabilities in third party technology that is used in Presto’s solutions could harm its reputation and brand and adversely impact its business, financial condition, and results of operations.
●	Presto’s pricing decisions and pricing models may adversely affect its ability to attract new customers and retain existing customers.
●	If Presto fails to maintain a consistently high level of customer service or fails to manage its reputation, brand, business and financial results may be harmed.
●	Changes to Presto’s AI solutions could cause it to incur additional expenses and impact its product development program.
●	Presto is subject to legal proceedings and government investigations which are costly and time-consuming to defend and may adversely affect its business, financial position, and results of operations.

●	Presto and certain of its third-party partners, service providers, and sub processors transmit and store personal information of its customers and their consumers. If the security of this information is compromised, Presto’s reputation may be harmed, and it may be exposed to liability and loss of business.
●	Presto is subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security, and noncompliance with such laws could adversely affect its business.
●	Security breaches, denial of service attacks, or other hacking and phishing attacks on Presto’s systems or the systems with which Presto’s solutions integrate could harm its reputation or subject Presto to significant liability, and adversely affect its business and financial results.
●	Presto is dependent upon its customers continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.
●	Presto’s current liquidity resources raise substantial doubt about its ability to continue as a going concern and to comply with its debt covenants unless it raises additional capital to meet its obligations in the near term.
●	Presto’s efforts to generate revenues and/or reduce expenditures may not be sufficient and may make it difficult for Presto to implement its business strategy.
●	Presto has faced challenges complying with the covenants contained in its credit facility and, unless it can raise additional capital, it may need additional waivers which may not be forthcoming.
●	Presto requires additional capital, which additional financing is likely to result in restrictions on its operations or substantial dilution to its stockholders, to support the growth of its business, and this capital might not be available on acceptable terms, if at all.
●	Unfavorable conditions in the restaurant industry or the global economy could limit Presto’s ability to grow its business and materially impact its financial performance.
●	Presto’s results of operations may fluctuate from quarter to quarter and if it fails to meet the expectations of securities analysts or investors with respect to results of operations, its stock price and the value of your investment could decline.
●	Presto’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
●	Recent turmoil in the banking industry may negatively impact Presto’s ability to acquire financing on acceptable terms if at all, and worsening conditions or additional bank failures could result in a loss of deposits over federally insured levels.
●	The restaurant technology industry is highly competitive. Presto may not be able to compete successfully against current and future competitors.
●	Mergers of or other strategic transactions by Presto’s competitors, its customers, or its partners could weaken its competitive position or reduce its revenue.
●	Presto’s growth depends in part on reliance on third parties and its ability to integrate with third-party applications and software.
●	Presto’s transaction revenue is partly dependent on its partners to develop and update third-party entertainment applications. The decisions of developers to remove their applications or change the terms of our commercial relationship could adversely impact Presto’s transaction revenue.
●	Payment transactions processed on Presto’s solutions may subject Presto to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm its business.

●	Presto relies upon Amazon Web Services, Microsoft Azure and other infrastructure to operate its platform, and any disruption of or interference with its use of these providers would adversely affect its business, results of operations, and financial condition.
●	Certain estimates and information contained in this report are based on information from third-party sources, and Presto does not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data.
●	Presto’s business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and Presto or its customers’ failure to comply with such laws and regulations could subject Presto to claims or otherwise adversely affect its business, financial condition, or results of operations.
●	Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on Presto’s results of operations.
●	If Presto fails to adequately protect its intellectual property rights, its competitive position could be impaired and it may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect its rights.
●	Presto has been, and may in the future be, subject to claims by third parties of intellectual property infringement, which, if successful could negatively impact operations and significantly increase costs.
●	Presto uses open-source software in its platform, which could negatively affect its ability to sell its services or subject it to litigation or other actions.
●	Presto may be unable to continue to use the domain names that it uses in its business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of its brand, trademarks, or service marks.
●	Presto’s senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of its business.
●	As a public reporting company, Presto is subject to filing deadlines for reports that are filed pursuant to the Exchange Act, and its failure to timely file such reports may have material adverse consequences on its business.
●	As a public reporting company, Presto is subject to rules and regulations established from time to time by the SEC regarding its internal control over financial reporting. If Presto fails to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, it may not be able to accurately report its financial results or report them in a timely manner.
●	Presto has identified material weaknesses in its internal controls over financial reporting and, if it fails to remediate these deficiencies, it may not be able to accurately or timely report its financial condition or results of operations.
●	Presto is an emerging growth company, and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.
●	Presto has and will continue to incur significant costs as a result of operating as a public company.
●	Provisions in Presto’s Charter and Bylaws may discourage, delay or prevent a merger, acquisition or other change in control in Presto’s company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.
●	Presto’s Charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between it and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Presto or its directors, officers, or employees.

●	A market for Presto’s securities may not continue, which would adversely affect the liquidity and price of its securities.
●	Nasdaq may delist Presto’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject Presto to additional trading restrictions.
●	Future offerings of debt or offerings or issuances of equity securities by Presto may adversely affect the market price of Presto’s common stock or otherwise dilute all other stockholders.
●	If securities or industry analysts do not publish or cease publishing research or reports about Presto, its business, or its market, or if they change their recommendations regarding Presto’s securities adversely, the price and trading volume of Presto’s securities could decline.
●	Presto may be subject to securities litigation, which is expensive and could divert management’s attention.

We may also be impacted by other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

The Company’s forward-looking statements speak only as of the date of their initial issuance, and the Company does not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

v

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	As of	As of
	September 30,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$3,285	$15,143
Restricted cash	10,000	10,000
Accounts receivable, net of allowance of $744 and $746, respectively	1,841	1,831
Inventories	520	629
Deferred costs, current	1,852	2,301
Prepaid expenses and other current assets	659	1,162
Total current assets	18,157	31,066
Deferred costs, net of current portion	160	92
Investment in non-affiliate	2,000	2,000
Property and equipment, net	632	909
Intangible assets, net	11,202	10,528
Goodwill	1,156	1,156
Other long-term assets	833	936
Total assets	$34,140	$46,687

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,951	$3,295
Accrued liabilities	4,880	4,319
Financing obligations, current	2,360	1,676
Term loans, current	53,088	50,639
Deferred revenue, current	1,191	1,284
Total current liabilities	63,470	61,213
Financing obligations, net of current	1,500	3,000
Warrant liabilities	4,842	25,867
Deferred revenue, net of current portion	217	299
Other long-term liabilities	184	1,535
Total liabilities	70,213	91,914

Commitments and Contingencies (Refer to Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of September 30, 2023 and June 30, 2023, respectively; no shares issued and outstanding as of September 30, 2023 and June 30, 2023 respectively	—	—
Common stock, $0.0001 par value–180,000,000 shares authorized as of September 30, 2023 and June 30, 2023, and 57,855,594 and 57,180,531 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	6	5
Additional paid-in capital	193,812	190,031
Accumulated deficit	(229,891)	(235,263)
Total stockholders’ deficit	(36,073)	(45,227)
Total liabilities and stockholders’ deficit	$34,140	$46,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended
	September 30,
	2023	2022
Revenue
Platform	$2,066	$4,820
Transaction	2,819	2,959
Total revenue	4,885	7,779

Cost of revenue
Platform	1,196	4,292
Transaction	2,521	2,644
Depreciation and amortization	965	291
Total cost of revenue	4,682	7,227
Gross profit	203	552

Operating expenses:
Research and development	4,484	6,388
Sales and marketing	1,914	2,399
General and administrative	7,070	5,924
Total operating expenses	13,468	14,711
Loss from operations	(13,265)	(14,159)
Change in fair value of warrants and convertible promissory notes	21,025	59,822
Interest expense	(3,758)	(3,376)
Loss on extinguishment of debt and financing obligations	—	(7,758)
Other financing and financial instrument income (costs), net	1,284	(1,768)
Other income, net	82	2,028
Total other income, net	18,633	48,948
Income before provision (benefit) for income taxes	5,368	34,789
Provision (benefit) for income taxes	(4)	—
Net income and comprehensive income	$5,372	$34,789
Net income per share attributable to common stockholders, basic	$0.09	$1.18
Net income per share attributable to common stockholders, diluted	0.08	0.86
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	57,842,571	29,521,505
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	69,148,971	40,366,902

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Beginning balance at June 30, 2023	—	$—	57,180,531	$5	$190,031	$(235,263)	$(45,227)
Issuance of common stock upon exercise of stock options (Note 11)	—	—	362,967	—	195	—	195
Cancellation of warrants	—	—	—	—	(56)	—	(56)
Issuance of common stock upon vesting of restricted stock units (Note 11)	—	—	409,977	1	60	—	61
Cancellation of restricted stock awards in connection with the CyborgOps acquisition (refer to Note 11)	—	—	(97,881)	—	—	—	—
Earnout shares stock-based compensation (Note 11)	—	—	—	—	1,353	—	1,353
Stock-based compensation (Note 11)	—	—	—	—	2,229	—	2,229
Net income	—	—	—	—	—	5,372	5,372
Balance at September 30, 2023	—	$—	57,855,594	$6	$193,812	$(229,891)	$(36,073)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Recapitalization upon Merger (Note 2)	(28,343,420)	(28)	21,378,160	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,574,417	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	43,712	—	36	—	36
Issuance of common stock upon net exercise of warrants			136,681		—		—
Issuance of common stock (Note 9)			133,333		1,000		1,000
Issuance of common stock upon vesting of restricted stock units (Note 11)			399,960		—		—
Issuance of shares and transfer of warrants upon termination of convertible note agreement (Note 9)			323,968		2,412		2,412
Conversion of convertible notes into common stock (Note 7)			8,147,938	1	41,391		41,392
Warrants issued with Credit Agreement (Note 7)					2,076		2,076
Reclassification of liability classified warrants to equity (Note 10)					830		830
Contribution by shareholder in conjunction with Credit Agreement (Note 7)					2,779		2,779
Earnout shares stock-based compensation (Note 1)					178		178
Merger and PIPE Financing (Note 2)			13,879,828	1	35,737		35,738
Stock-based compensation (Note 11)	—	—	—	—	2,396	—	2,396
Net income	—	—	—	—	—	34,789	34,789
Balance at September 30, 2022	—	$—	50,639,837	$5	$167,156	$(165,994)	$1,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

a

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$5,372	$34,789
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles	1,012	462
Stock-based compensation	2,101	2,175
Earnout share stock-based compensation	1,353	178
Contra-revenue associated with warrant agreement (Refer to Note 3)	133	—
Noncash expense attributable to fair value liabilities assumed in Merger	—	34
Change in fair value of liability classified warrants	(21,025)	(11,551)
Change in fair value of embedded warrants and convertible promissory notes	—	(48,271)
Amortization of debt discount and debt issuance costs	1,283	1,371
Loss on extinguishment of debt and financing obligations	—	7,758
Paid-in-kind interest expense	1,166	281
Share and warrant cost on termination of convertible note agreement	—	2,412
Forgiveness of PPP Loan	—	(2,000)
Change in fair value of unvested sponsor shares liability	(1,284)	(1,175)
Noncash lease expense	82	76
Loss on disposal off property and equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable, net	(10)	(545)
Inventories	109	385
Deferred costs	192	3,466
Prepaid expenses and other current assets	522	260
Accounts payable	(1,911)	1,678
Accrued liabilities	621	477
Deferred revenue	(175)	(3,430)
Other long-term liabilities	(66)	—
Net cash used in operating activities	(10,525)	(11,156)

Cash Flows from Investing Activities
Purchase of property and equipment	(56)	(47)
Payments relating to capitalized software	(1,225)	(1,327)
Net cash used in investing activities	(1,281)	(1,374)
Cash Flows from Financing Activities
Proceeds from the exercise of common stock options	195	36
Proceeds from the issuance of term loans	—	60,250
Payment of debt issuance costs	—	(1,094)
Repayment of term loans	—	(32,980)
Payment of penalties and other costs on extinguishment of debt	—	(5,734)
Principal payments of financing obligations	(247)	(886)
Proceeds from the issuance of common stock	—	1,000
Contributions from Merger and PIPE financing, net of transaction costs and other payments	—	49,840
Payments of deferred transaction costs	—	(1,670)
Net cash (used in) provided by financing activities	(52)	68,762

Net increase (decrease) in cash, cash equivalents and restricted cash	(11,858)	56,232
Cash, cash equivalents and restricted cash at beginning of period	25,143	3,017
Cash, cash equivalents and restricted cash at end of period	$13,285	$59,249
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	3,285	59,249
Restricted cash	10,000	-
Total cash, cash equivalents and restricted cash	$13,285	$59,249

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$128	$221
Capital contribution from shareholder in conjunction with Credit Agreement	—	2,779
Issuance of warrants in conjunction with Credit Agreement	—	2,076
Issuance of warrants in conjunction with Lago Term Loan	—	843
Convertible note conversion to common stock	—	41,392
Reclassification of warrants from liabilities to equity	—	830
Recognition of liability classified warrants upon Merger	—	9,388
Recognition of Unvested Sponsor Shares liability	—	1,588
Forgiveness of PPP Loan	—	(2,000)
Transaction costs recorded in accounts payable and accrued liabilities		220
Right of use asset in exchange for operating lease liability	—	308

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables are in thousands, unless otherwise noted)

1. Summary of Business and Significant Accounting Policies

Description of Business

Presto Automation Inc. and its subsidiaries (together, “Presto” or the “Company”) are headquartered in San Carlos, California. Prior to the Merger (as defined below), the Company operated as E La Carte, Inc. (“Legacy Presto”). E La Carte, Inc. was incorporated in the State of Delaware in October 2008. In 2018, E La Carte, Inc. together with its subsidiary adopted “Presto” as its trade name or doing business as (“dba”) name. The Company maintains foreign subsidiaries in Canada and a newly created subsidiary as of July 2023 in India.

Merger with Ventoux CCM Acquisition Corp.

On September 21, 2022, Ventoux CCM Acquisition Corp. (“Ventoux” or “VTAQ”) and its subsidiaries, then a special purpose acquisition corporation, acquired Legacy Presto via a series of mergers, whereby Legacy Presto became a limited liability company and a wholly owned subsidiary of Ventoux (the “Merger”). Upon completion of the Merger, Ventoux was renamed Presto Automation Inc. Prior to the Merger, Ventoux Acquisition Holdings LLC and Chardan International Investments, LLC were the co-sponsors of Ventoux (together the “Sponsors”) and, with the closing of the Merger, have remained significant shareholders in the Company. Refer to Note 2 for further details.

Cyborg Ops

On May 23, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CyborgOps, Inc., a provider of artificial intelligence-based products and services for merchants’ phone answering and ordering systems, to purchase substantially all of its assets and assume certain liabilities. As a consequence of the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps became due and payable resulting in an expense of $1.9 million, of which $1.8 million and $0.1 million has been recorded within research and development and sales and marketing expenses, respectively, in the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2022.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, and its results of operations and cash flows for the three months ended September 30, 2023 and 2022. The results for the three months ended September 30, 2023 and 2022, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with the Presto’s financial statements and related notes for the fiscal year ended June 30, 2023 included in Part II, Item 8 of the Annual Report on Form 10-K filed on October 10, 2023, which includes additional information on the Company’s critical accounting estimates and policies, and the methods and assumptions used to develop the Company’s estimates. The unaudited condensed consolidated balance sheet as of June 30, 2023, has been derived from the Company’s audited financial statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses, and disclosures. Accordingly, actual amounts could differ from those estimates, and those differences could be material.

The most significant estimates are related to the fair value of certain financial instruments, which includes warrant liabilities. Other uses of estimates include, but are not limited to, the collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. The Company has assessed the impact and is not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

Risk and Uncertainties

The Company is subject to a number of risks, including a limited operating history, dependence on key individuals, the need to expand the number of its customers, long sales cycles, competition from alternative products and larger companies, the need for additional financing to fund operations, and the need to reduce the number of human agents required for Presto Voice.

Liquidity and Capital Resources

As of September 30, 2023, the Company’s principal sources of liquidity were cash and cash equivalents of $3.3 million, which are held for working capital purposes. The cash and cash equivalents balance of $3.3 million excludes $10.0 million of restricted cash.

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock and common stock. The Company has incurred recurring operating losses since its inception, including an operating loss of $13.3 million for the three months ended September 30 2023. As of September 30, 2023, the Company had an accumulated deficit of $229.9 million and the Company expects to generate operating and net losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the timing of cash collections from customers and other risks.

While the Company received net cash of $49.8 million from the completion of the Merger and raised net cash proceeds of $16.7 million from the issuance of new debt (including the closing of the Third Amendment to the Credit Agreement described in Note 15), and received $12.5 million from the sale of common stock in private placements and anticipates receiving gross proceeds of approximately $7.0 million from a registered direct offering entered into on November 17, 2023 (see Note 15), additional capital infusions will be necessary in order to fund currently anticipated expenditures and to meet the Company’s obligations as they come due. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The Company intends to mitigate the conditions or events that raise this substantial doubt, however, as some components of these plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. The Company cannot be sure that any additional financing will be available on acceptable terms, if at all. If the Company is unable to raise additional capital when desired, its business, results of operations, and financial condition would be materially and adversely affected. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The following three largest restaurant brands (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues:

	Three months ended September 30,
	2023	2022
Customer A	52%	57%
Customer B	15%	23%
Customer C	23%	12%
	90%	92%

The following restaurant brands accounted for more than 10% of accounts receivable:

	As of September 30,	As of June 30,
	2023	2023
Customer A	38%	43%
Customer B	12%	14%
Customer D	38%	37%
	88%	94%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule.

On October 30, 2023, Customer C provided notice of its intent to not renew its contract at the end of the expiration date of December 31, 2023. The customer also sought a limited transition extension period through March 31, 2024.

The Company is exposed to vendor concentration risk as it purchases its next generation version of Presto Touch tablets and other equipment from one supplier. The Company’s operating results could be adversely affected in the event that the vendor increases its prices or experiences disruptions in its supply of goods or services.

The Company is considering strategic alternatives for its Presto Touch solution and evaluating whether to engage in a wind-down which could be either a sale, partial sale or abandonment of the Presto Touch business in the coming months. The Company has not currently adopted any specific alternative. Refer to Note 15 for further details.

Financial Institutions

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom the Company does business were to be placed into receivership, we may be unable to access the funds the Company has on deposit with such institutions. If the Company is unable to access its funds as needed, its financial position and ability to operate its business could be adversely affected. The Company had $12.8 million in deposits in excess of the FDIC limits at September 30, 2023.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Co-CODMs comprised a team of the Interim Chief Executive Officer and the President and the Chief Operating Officer until August 1, 2023, when a new Chief Executive Officer was appointed, who became the sole CODM. The Co-CODMs and sole CODM have reviewed financial information consistently throughout presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The Company has operations in the United States, Canada and India. The Company earns substantially all of its revenue in the United States and all of its long-lived assets are held in the United States.

Investment in Non-Affiliate

Investments in non-affiliates include equity security investments in third party entities without a readily determinable fair value in which the Company’s influence is deemed non-significant. Investments in non-affiliates are recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or observable price changes. Any impairments or observable price changes are reported in other income, net in the condensed consolidated statements of operations and comprehensive income.

Leases

The Company leases real estate facilities under non-cancelable operating leases with remaining lease terms of six months to three years. The Company determines if an arrangement contains a lease at inception based on whether there is an identified property or equipment and whether the Company controls the use of the identified asset throughout the period of use.

The Company accounts for its leases in accordance with ASC Topic 842, Leases. The operating lease liabilities are measured and recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating lease does not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company’s lease agreements contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less of all asset classes; lease expense from these leases is recognized on a straight-line basis over the lease term. The ROU asset as of September 30, 2023 was $0.4 million. Lease activity was immaterial to the condensed consolidation financial statements for three months ended September 30, 2023 and 2022.

Revenue Recognition

The Company accounts for its revenue in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities. During the three months ended September 30, 2023 and 2022, the Company derived its revenues from two revenue streams: (1) sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, which includes hardware, hardware accessories, software and customer support and maintenance

(“Platform revenue”), and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The Platform revenue stream is generated from fees charged to customers for access to the Company’s Presto Touch and Presto Voice solutions, which are recognized ratably over the life of the contract. The majority of the Company’s consideration from the contract value is due monthly over the term of the contract. Revenue from the Presto Touch related to continuous access to the Company’s software-as-a-service (“SaaS”) platform is satisfied ratably over the contract period as the service is provided. The master service agreements with customers are generally for a term ranging from 12 to 36 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from Presto Voice was not material for the three months ended September 30, 2023 and 2022.

Pursuant to an agreement with Hi Auto Ltd. (“Hi Auto”), the Company remits a revenue share associated with Presto Voice at Checkers locations. As the Company has determined that it serves as an agent in the relationship because it does not control the Presto Voice hardware, software and other services and is not primarily responsible for fulfilling the obligations to the customer, the Company recognizes this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 64% to 68% of the gross billings to the restaurant operators for the three months ended September 30, 2023 and 2022.  Revenue for the three months ended September 30, 2023 and 2022 from Checkers also reflects, as a reduction to transaction price, the fair value of the warrant issued to Checkers (refer to Note 3). The Company also pays Hi Auto a fee that is accounted for as cost of revenue which was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively.

The Company maintains an agreement with a legacy customer whereby it leases Presto Touch to that customer. Revenue associated with the lease is recognized on a straight-line basis as Platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive income.

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

The Company identified the following performance obligations: (1) for the MSAs and license agreements, sales or leases of hardware, access to the SaaS platform and maintenance is one combined performance obligation (“Presto Touch”) and

(2) for gaming agreements, the provision of premium content, or gaming is a separate standalone performance obligation. Professional services were insignificant during the three months ended September 30, 2023 and 2022.

Presto Touch is considered a single performance obligation because each element of the Presto Touch solution is interdependent and cannot function independently. The software and hardware for the Presto Touch represent one combined output and the customer cannot benefit from the use of one element without the other.

When the Company enters into gaming agreements, the Company’s Presto Touch solution includes the capability of providing entertainment services, provided by the Company via internet. The games are only accessible over the internet and upon the guest making the decision to pay for the content, the guest receives the right to access the game on the Presto Touch solution. Gaming fees are usage based through the guest’s use of the device and stipulated in a separate contract with the guest. Any fees that are incurred are collected by the restaurant as part of the normal payment for the dining check from the guest and remitted back to the Company, net of commissions paid to the restaurant as the sales agent. Premium content revenue, or gaming revenue, is therefore one performance obligation.

3.	Determination of the transaction price — The Company’s MSAs stipulate the terms and conditions of providing the Presto Touch solution and separate license agreements dictate the transaction price which are typically outlined as a price per store location or price per number of Presto Touch devices used. The transaction price is generally a fixed fee, due monthly over the term of the contract. The transaction price for Transaction revenue is a fixed fee charged per game. The Company occasionally provides consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.

4.	Allocation of the transaction price to the performance obligations in the contract — As the Presto Touch solution is one combined performance obligation, no reallocation of the contract price is required. The Company’s premium content contract is comprised of one performance obligation and does not require reallocation of the contract price.

5.	Recognition of revenue when, or as, the Company satisfies a performance obligation — As the customer simultaneously receives and consumes the benefits provided by the Company through continuous access to its SaaS platform, revenue from the Presto Touch is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Net Income Per Share

The Company computes net income per share, or earnings per share (“EPS”), following ASC Topic 260, Earnings per Share. The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of ordinary shares outstanding during the period. Diluted EPS represents the dilutive effect on a per-share basis from the potential exercise of options and or warrants; the potentially dilutive effect of options or warrants is computed using the treasury stock method. Securities that that have a potentially anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326) which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The FASB subsequently issued ASU 2018-19, ASU 2019-04, and ASU 2019-10, which clarified the implementation guidance and effective date of Topic 326. The Company adopted ASU No. 2016-13 on July 1, 2023 using the modified retrospective approach. The adoption did not have a material impact to the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

2. Merger

On September 21, 2022, Ventoux and its subsidiaries, then a special purpose acquisition corporation, acquired Legacy Presto via a series of mergers, whereby Legacy Presto became a limited liability company and a wholly owned subsidiary of Ventoux. Upon completion of the Merger, Ventoux CCM Acquisition Corp. was renamed Presto Automation Inc. The Sponsors, with the close of the Merger, remained significant shareholders in the Company.

Trust Proceeds and PIPE investment

Following the closing of Ventoux’s initial public offering on December 30, 2020, $151.5 million was placed in a trust account, (the “Trust”), for which various redemptions of amounts in the Trust were made up until the date of the Merger. On the closing date of the Merger, $9.5 million of unredeemed funds were released to Ventoux from the Trust.

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

Upon consummation of the Merger, Presto received approximately $49.8 million from the Trust and PIPE, net of transaction costs and other payments as set forth as follows:

Net Cash
Cash—Ventoux Trust and working capital cash	$9,584
Cash—PIPE investment	55,400
Less: transaction costs and other payments(1)	(15,144)
Total	$49,840
(1)	Amount reflects (1) the repayment of $1.9 million of Ventoux related party loans utilizing proceeds from Trust, (2) the payment of $7.8 million in Ventoux transaction costs related to the Merger, (3) the payment of $4.9 million in Legacy Presto transaction costs related to the Merger and (4) the payment of certain other costs not directly related to the Merger in the amount of $0.5 million. Legacy Presto also incurred $2.1 million in transaction costs which were paid via the issuance of 260,000 Company shares. Further in conjunction with the Merger, Legacy Presto incurred $3.2 million in transaction costs which were either paid prior to or after the Merger. As of September 30, 2023, all of the transaction costs incurred by Legacy Presto have been fully paid. Accordingly, in total Legacy Presto incurred transaction costs amounting to $10.4 million.

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

The earnout shares are equity classified and the fair value was determined at grant date to be $3.17 per share. Of the 15,000,000 earn-out shares, 4,771,116 earnout shares were given to common stock, option and RSU holders that were held by current employees and directors and are accounted for under ASC 718. Refer to Note 11 for compensation details.

Unvested Sponsor Share Arrangement with Sponsors

At the Closing, 444,500 sponsor shares held by the Sponsors (the “Unvested Sponsor Shares”) became subject to the following vesting and forfeiture provisions:

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

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60 trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable Unvested Sponsor Shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any Unvested Sponsor Shares shall automatically vest. As of September 30, 2023, all of the Unvested Sponsor Shares remain unvested as the vesting conditions have not been achieved.

The Company has concluded that the Unvested Sponsor Shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly, such financial instruments are classified as liabilities. With the closing of the Merger, the Company recorded $1.6 million within other long-term liabilities. During the three months ended September 30, 2023 and 2022, the Company recorded a gain on remeasurement of $1.3 million and $1.2 million, respectively, which are included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income.

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, Ventoux was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to

Ventoux, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Presto issuing stock for the net assets of Ventoux, accompanied by a recapitalization. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Presto and its wholly owned subsidiaries as if Legacy Presto is the predecessor to the Company. The shares and net income per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger (0.8099 shares of Company common stock for every one share of Legacy Presto common stock).

Total net liabilities of Ventoux assumed by the Company was $9.8 million, which is inclusive of a liability for the private warrants of $9.4 million but excludes the $55.4 million in PIPE proceeds raised by Ventoux immediately prior to the Merger. The remaining net liabilities assumed from Ventoux were immaterial to the Company.

3. Revenue

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances for credit losses, in the condensed consolidated balance sheets was $0.7 million and $0.7 million as of September 30, 2023 and June 30, 2023, respectively. The beginning balance of accounts receivable was $1.8 million and $1.5 million as of July 1, 2023 and 2022, respectively. The amount of contract assets including deferred costs in the condensed consolidated balance sheets is $2.0 million, $2.4 million and $11.3 million as of September 30, 2023, June 30, 2023 and July 1, 2022, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following twelve-month period.

The following table summarizes the activity in deferred revenue:

Deferred
Revenue
Balance as of June 30, 2023	$1,583
Additions	1,511
Revenue recognized	(1,686)
Balance as of September 30, 2023	$1,408

Deferred
Revenue
Balance as of June 30, 2022	$10,769
Additions	3,246
Revenue recognized	(12,432)
Balance as of June 30, 2023	$1,583

As of September 30, 2023, approximately $5.0 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $4.5 million of these remaining performance obligations over the next 12 months with the balance recognized thereafter.

Transaction Revenue

The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 86% - 95% and 83% - 96% of premium content revenue by customer logo for the three months ended September 30, 2023 and 2022, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023 and 2022, $0.6 million and $0.4 million, respectively, of revenue was from leasing arrangements.

Warrant Issued to a Customer

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 10 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and is recorded as contra-revenue. Contra-revenue recognized related to the warrant was $0.1 million and a de minimus amount for the three months ended September 30, 2023 and 2022, respectively.

4. Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$2,072	$—	$—	$2,072
Total financial assets	$2,072	$—	$—	$2,072

Financial liabilities:
Unvested Sponsor Shares liability	$—	$—	$115	115
Warrant liabilities	—	—	4,842	4,842
Total financial liabilities	$—	$—	$4,957	$4,957

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$13,884	$—	$—	$13,884
Total financial assets	$13,884	$—	$—	$13,884

Financial liabilities:
Unvested Sponsor Shares liability	$—	$—	$1,399	$1,399
Warrant liabilities	—	—	25,867	25,867
Total financial liabilities	$—	$—	$27,266	$27,266

Valuation Assumptions Related to Unvested Sponsor Share Liability

The fair value of the Unvested Sponsor Shares liability was determined by the Company using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of the Company’s common stock based on the historical volatility of comparable publicly traded companies and the risk-free rate.

The Company estimated the fair value of the unvested sponsor share liability using the following weighted average assumptions:

	As of September 30, 2023	As of June 30, 2023
Expected volatility	68.9%	70.4%
Expected term (in years)	4.0	4.2
Risk-free interest rate	4.6%	4.2%

The fair value of the warrant liabilities are determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	September 30,	June 30,
	2023	2023
Risk-free interest rate	4.65%	4.19%
Expected term (in years)	4.61	4.75
Expected volatility	55.93%	56.76%
Expected dividend yield	—	—
Exercise price	$1.48	$4.50

Valuation Assumptions and Other Information Related to Convertible Promissory Notes and Embedded Warrants

The Company elected the fair value option methodology to account for the convertible promissory notes and embedded warrants because the Company believes it more accurately reflects the value of the debt in the financial statements. Changes in the fair value of the convertible promissory notes and embedded warrants were included in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive income.

The Company had no outstanding convertible promissory notes and embedded warrants as of June 30, 2023.

Level 3 Rollforward

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities:

		Unvested
		Sponsor
	Warrant	Shares
	Liabilities	Liability
Balance at June 30, 2023	$25,867	$1,399
Change in fair value	(21,025)	(1,284)
Balance at September 30, 2023	$4,842	$115

	Convertible
	Promissory		Unvested
	Notes and		Sponsor
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2022	$89,663	$4,149	$—
Reclassification of liability classified warrants to equity	—	(830)	—
Issuance of warrants	—	843
Recognition of warrants and unvested sponsor share liabilities assumed upon the Merger		9,388	1,588
Change in fair value	(48,271)	(11,551)	(1,175)
Conversion of warrant liabilities and convertible promissory notes	(41,392)	—	—
Balance at September 30, 2022	$—	$1,999	$413

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

5. Condensed Consolidated Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of	As of
	September 30,	June 30,
	2023	2023
Finished goods	$520	$629
Total inventories	$520	$629

Investments in Non-Affiliates

In December 2022, the Company entered into a simple agreement for future equity (SAFE) with a non-affiliated entity, with the Company making a $2.0 million investment in the entity.  The non-affiliated entity is a closely-held, early stage technology company, focused on the research and development of voice-related AI products, which to date has been financed through equity and other SAFE investments. The Company’s investment was made to provide further financing to the non-affiliated entity’s research and development efforts. The investment does not provide for the voluntary right to redeem or automatic redemption on a stated date, nor does the Company have the right to voluntarily convert. Rather, under a defined next financing, liquidity event, or dissolution conditions of the non-affiliated entity, the investment will either be converted into a future series of preferred stock of the issuer or may be redeemed for cash.

The Company has determined that the Company’s investment in the non-affiliate is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee.  Further, the Company has determined that the Company’s investment in the non-affiliated entity represents an interest in a variable interest entity (“VIE”), for which the Company has determined it is not the primary beneficiary of such non-affiliated entity. Based on the Company’s knowledge and interaction with the non-affiliated entity, in the Company’s judgment, the activities that most significantly impact the non-affiliated entity’s economic performance are those related to the governance and management decisions regarding operations risk.  The Company has determined that it does not have the power to direct such activities, because it has no participation on the board of directors of the VIE or through other ways to influence such activities.  Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. During the period ended September 30, 2023, no impairments or observable price changes were identified or recorded. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity. The Company has no plans at this time for further investment or other form of financial support.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of	As of
	September 30,	June 30,
	2023	2023
Tablets	$5,662	$5,774
Computer equipment	729	621
Voice equipment	72	17
Total property and equipment	6,463	6,412
Less: accumulated depreciation	(5,831)	(5,503)
Property and equipment, net	$632	$909

Depreciation expense was $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of	As of
	September 30,	June 30,
	2023	2023
Capitalized software	$11,107	$9,754
Developed technology	1,300	1,300
Domain name	151	151
Intangible assets, gross	12,558	11,205
Less: accumulated amortization	(1,356)	(677)
Intangible assets, net	$11,202	$10,528

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $0.7 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

Total future amortization expense for intangible assets was estimated as follows:

Remainder of 2024	$2,291
2025	3,043
2026	3,012
2027	2,715
2028	141
Total	$11,202

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of	As of
	September 30,	June 30,
	2023	2023
Accrued expenses	$992	$253
Accrued vacation	884	868
Accrued payroll	710	1,208
Operating lease liability, current	336	355
Accrued interest	778	375
Accrued repair cost (Refer to Note 8)	345	392
Accrued sales tax	137	134
Accrued other	698	734
Total accrued liabilities	$4,880	$4,319

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of	As of
	September 30,	June 30,
	2023	2023
Unvested Sponsor Shares liability	$115	$1,399
Operating lease liability, net of current portion	69	136
Total other long-term liabilities	$184	$1,535

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of September 30,	As of June 30,
	2023	2023
Receivable financing facility	$3,820	$4,067
Equipment financing facility	40	609
Total financing obligations	3,860	4,676
Less: financing obligations, current	(2,360)	(1,676)
Total financing obligations, noncurrent	$1,500	$3,000

Receivable Financing Facility

The Company’s receivable financing facility requires monthly payments of principal and interest totaling an aggregate principal and interest of $1.1 million and $3.0 million for the remainder of fiscal year 2024 and fiscal year 2025, respectively.

Equipment Financing Facility

The Company has equipment financing facilities with third party financing partners to secure payments of certain Presto Touch tablet purchases. Such arrangements generally have terms ranging from three  – five years and interest rates ranging from 8%-14%. The Company then leases the tablets to one of its customers through operating leases that have 4-year terms. The Company has classified all of its obligations under these arrangements as short-term within financing obligations, current as of September 30, 2023 and June 30, 2023.

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of September 30,	As of June 30,
	2023	2023
Credit Agreement	$53,088	$50,639
Total debt	53,088	50,639
Less: debt, current	(53,088)	(50,639)
Total debt, noncurrent	$—	$—

Term Loan - Credit Agreement

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

Refer to Note 15 for the subsequent amendment to the Credit Agreement and Note 10 for further details on the aforementioned warrants.

Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. During the first 18 months following the closing date, the Company may elect to pay a portion of the accrued and unpaid interest by capitalizing the amount of such interest on a monthly basis and adding the same to the principal balance of the Term Loans, after which such capitalized interest shall accrue interest at the interest rate and otherwise constitute principal under the Term Loan (“PIK Interest”). With respect to interest accruing during the first nine months after the closing date, the Company may elect for 100% of the interest payment to be capitalized as PIK Interest on a monthly basis. This was extended by three months in the First Amendment to the Credit Agreement described below. With respect to interest accruing after the 12-month anniversary of the closing date, but before the 18-month anniversary of the closing date, the Company may elect for 50% of the interest payment to be capitalized as PIK Interest on a monthly basis. Refer to Note 15 for details on revisions to the Credit Agreement. The Term Loans mature on March 21, 2025.

The Company must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant and up through and for the three months ended September 30, 2023, a maximum net leverage ratio of 1.20 to 1.00. The net leverage ratio covenant was removed subsequent to the end of the three months ended September 30, 2023. Refer to Note 15 for further details. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%. The Credit Agreement, as amended by the Second Amendment covenants as of and for the three months ended September 30, 2023, include: (i) revising the definition of “minimum unrestricted cash” from (A) an amount equal to the operating expenses of the Company determined on a consolidated basis for the prior six months plus $1,100,000 to (B) $10,000,000, to be held in a separate and blocked cash collateral account and (ii) adding a new financial covenant beginning for the month ending June 30, 2023, that restricts the decrease in the Company’s operating cash to no more than $10,000,000 for each rolling three month period, subject to certain customary operating fluctuations and adjustments. The Company was not in compliance with the maximum net leverage ratio and other instances of default occurred as of September 30, 2023 and subsequent to the three months ended September 30, 2023. Refer to Note 15 for further details of the Lender’s waiver of the instances of non-compliance. Further, since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of the Credit Agreement, as amended, as current on the condensed consolidated balance sheet as of September 30, 2023.

During the three months ended September 30, 2023 and 2022, the Company recorded PIK interest expense amounts of $1.2 million and $0.2 million, respectively, which has been reflected as an increase to the outstanding debt balance. Further, during the three months ended September 30, 2023 and 2022, the Company recorded interest expense associated with the amortization of debt discounts of $1.2 million and $0.1 million, respectively. Accordingly, at September 30, 2023, the term loans, current balance of $53.1 million reflects $55.0 million of principal and $6.6 million of PIK interest accrual, reduced by $8.5 million of unamortized debt issuance costs.

Convertible Promissory Notes

As of June 30, 2022, the Company had $89.7 million of convertible notes outstanding to various investors, all of which were accounted for under the fair value option. In conjunction with the Merger all convertible promissory notes and embedded warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2022. As a consequence of the conversion, $41.4 million was reclassified into additional paid-in capital. Accordingly, there were no remeasurement effects related to the convertible promissory notes, as such notes were longer outstanding during three-month period ended September 30, 2022.

Other Term Loans

Horizon Term Loan

On March 4, 2021, the Company entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation, which provided the Company with $15.0 million, bears interest at prime rate plus 6.5% per annum, and has a term of 54 months from each loan funding date.

In connection with the entry into the Credit Agreement (described above), on September 21, 2022 the Company repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further on the date of the Merger, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2022.

Lago Term Loans

On March 11, 2022, the Company entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided the Company with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matures on April 1, 2023.

On August 4, 2022, the Company amended the Lago Loan which provided the Company with $5.3 million. Further, as part of the amendment to the Lago Loan, the Company issued an additional 169,310 warrants to purchase common stock with the additional tranche. The Company determined that the amendment with Lago should be accounted for as an extinguishment of debt and recorded a loss on extinguishment of debt and financial obligations of $6.0 million on its condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2022.

In connection with the entry into the Credit Agreement (described above) on September 21, 2022, the Company repaid all outstanding loans to Lago by making a cash disbursement of $22.4 million, of which $17.9 million was repayment of principal, $0.1 million was payment of payable in-kind interest. Further, $4.4 million of cash was paid related to prepayment and other penalties.

Paycheck Protection Program Loans

In March 2021, we obtained a Paycheck Protection Program (“PPP”) loan in the amount of $2.0 million through the U.S. Small Business Administration. The loan was to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the three months ended September 30, 2022, the Company received forgiveness of the PPP loan of $2.0 million and recognized income on forgiveness within other income, net in the Company’s condensed consolidated statements of operations and comprehensive income.

Future principal payments on debt including interest payments elected to be capitalized as PIK Interest for the Company’s fiscal years were as follows:

As of September 30,
2023
Remainder of 2024	$—
2025	61,617
Total future payments on debt obligations	$61,617

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. In the three months ended September 30, 2023 and 2022, the Company has incurred costs to refurbish customer tablets of $0.3 million and $0.7 million, respectively, recorded in cost of platform revenue in the Company’s condensed consolidated statement of operations and comprehensive income. In connection with the service level agreements, the Company has recorded $0.3 million and $0.4 million in accrued liabilities in the condensed consolidated balance sheets for expected repair costs for customer tablets currently in the Company’s return merchandise authorization process as of September 30, 2023 and June 30, 2023, respectively.

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

In February 2022, the Company was added as a co-defendant in a patent infringement lawsuit in the U.S. District Court for the district of Delaware that was brought against Hi Auto, Inc. by Valyant AI, Inc. (“Valyant”) in December 2021, alleging infringement of Valyant’s patent relating to a speech-based/natural language order process system. The lawsuit seeks to enjoin the co-defendants from continued alleged infringement and sought unspecified statutory and other damages.  On October 23, 2023, the patent infringement lawsuit for which the Company was named as a co-defendant was dismissed.

In June 2022, the Company received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023 and the appeal is currently pending. As a result, the award has not met the criteria to be considered realizable as of September 30, 2023. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income.

During fiscal year 2023, the Company received a legal demand with certain former employees who were part of its May 2022 acquisition of Cyborg Ops, Inc. The demand relates to the basis of their change in employment status and whether certain unvested equity in the amount of 256,891 restricted stock awards for employee terminations during fiscal year 2023, which were forfeited and cancelled upon their departure in accordance with the terms of their employment contracts, warranted full and accelerated vestiture upon their last date of employment with the Company.  A further termination occurred in the three months ended September 30, 2023 for which an incremental amount of restricted stock units of 97,881 are included in the legal demand. The Company maintains that it is not probable that there is a financial obligation related to this matter nor can the Company estimate any reasonable possible loss at this time, accordingly the Company has not recorded a charge for this matter.

In July 2023, the Company and certain of its current and former executive officers received notices of preservation and subpoenas from the staff of the SEC stating that the SEC had commenced a formal investigation into disclosures that the Company had made regarding certain aspects of its AI technology. The Company also received a preliminary request for information from the U.S. Department of Justice (DOJ) regarding substantially the same subject matter. The Company is cooperating fully with the SEC and DOJ, including responding to the subpoena and requests for information. The timing and outcome of these investigations is difficult to predict. The Company has incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with these investigations. At this stage, the Company is unable to assess whether any material loss is reasonably possible as a result of these investigations or estimate the range of any potential loss.

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

On September 21, 2022, in connection with the closing of the Merger, Ventoux and Legacy Presto and a proposed convertible note lender (“Silver Rock”) agreed to terminate the proposed amended and restated convertible note subscription agreement, dated July 25, 2022, which was to be funded at the closing of the Merger. Pursuant to the termination agreement, Silver Rock agreed to the termination in exchange for 400,000 shares of common stock of Legacy Presto which were converted into 323,968 shares of Company common stock pursuant to the terms of the Merger Agreement. The share transfer was determined to be termination fee valued at $1.6 million recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income, with an offsetting increase to additional paid-in capital. The Company also agreed to pay certain expenses of Silver Rock in the amount of $0.5 million which is recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income. In addition to the consideration transferred directly by the Company, 500,000 warrants to purchase common stock, held by the Sponsors, were transferred to Silver Rock. The substance of the warrant transfer by the Sponsor to Silver Rock under the termination agreement was such that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to Silver Rock in exchange for termination of the convertible note agreement. Accordingly, the Company recorded the transaction as an other financing cost of $0.8 million within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income with an offsetting increase to additional paid-in capital for the contribution.

The Company has the following shares of common stock reserved for future issuance:

As of
September 30,
2023
Warrants to purchase common stock	21,315,453
Common stock options and RSUs	14,148,304
Equity awards available for future grants	920,989
Earnout shares	14,321,660
50,706,406

10. Warrants

Since inception, the Company has issued warrants in conjunction with various debt financings. The Company accounts for its warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an implicit or explicit input to the valuation of the Company. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income. Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of the Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

The following tables represent the warrants on common stock outstanding as of September 30, 2023 and June 30, 2023:

	As of September 30, 2023 and June 30, 2023
	Expiration date	Exercise Price		Number of Shares		Term (years)	Classification
Common	[C]	$7.80		12,811		7	Equity
Common	[C]	$7.80		41,636		7	Equity
Common	[C]	$7.80		16,654		7	Equity
Common	March 2026	$5.85	*	84,461		6.5	Liability
Common	June 2028	$0.01		404,961	[D]	6.7	Equity
Common	[E]	$0.37		178,395		10	Equity
Common	March 2026	$0.37		57,952		10	Liability
Common	July 2027	$5.85	*	86,532		6	Liability
Common	July 2027	$0.37		402,679		6	Equity
Common	[A]	$8.16		182,158		[A]	Equity
Common	January 2031	$8.16		27,577		10	Liability
Common	[B]	$6.53		294,725	[B]	10	Equity
Common	March 2032	$8.16		374,912		10	Liability
Common	September 2027	$11.50		1,500,000		5	Equity
Common	September 2027	$8.21		8,625,000	[H]	5	Equity
Common	September 2027	$11.50		6,125,000	[I]	5	Liability
Common	March 2028	$0.01		400,000	[F]	5	Liability
Common	May 2028	$0.01		2,500,000	[G]	5	Liability
Total				21,315,453

* Prior period presentation of exercise price has been corrected to reflect the adjusted contractual price.

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.
[B] —

Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to common stock and have calculated the number of shares as the quotient of the aggregate warrant coverage dollar amount value of $1.9 million over the exercise price of $6.53 per share as of September 30, 2023 and June 30, 2023. Warrant will also expire at the earliest of 10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

[C] —	Warrants expire 5 years from the effective date of a registration statement for an initial public offering should one occur.
[D] —

Warrants were issued in October 2021 and are exercisable contingent on rollouts of the Company’s products and services to the warrant holder. Number of shares represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 50,620 and 66,396 remained contingent as of September 30, 2023 and June 30, 2023, respectively. Expense related to the cost of these warrants being recognized as a reduction to revenue in the Company’s condensed consolidated statements of operations and comprehensive income.

[E] —

Warrants will expire at the earliest of 10 years from the issuance date of March 11, 2016, a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering. The Merger did not satisfy either of these criteria.

[F] —

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

[G] —

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

[I] —

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

11. Stock-Based Compensation

Stock-Based Compensation Plans

Effective with the Merger, the Board of Directors adopted the 2022 Incentive Award Plan (the “2022 Plan”). Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). As of September 2023, the number of shares of common stock reserved for future issuance under the 2022 Plan was 920,989. The Board of Directors may grant incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value, as determined by the Board of Directors, at the date of grant. Awards generally vest ratably over periods determined by the Board of Directors, generally four or five years, and expire no later than ten years from the date of grant. For options and RSUs subject to the one-year cliff, the expense is recognized as 25% or 20% of the total option value, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

The Company had 300,376 stock options with performance and service vesting requirements in the three months ended September 30, 2022. The service-based vesting condition is satisfied by rendering continuous service for 4 years after the performance-based vesting condition occurs. The performance-based vesting condition is satisfied in connection with a public liquidity event. Effective with the closing of the Merger, the public liquidity event performance condition was achieved. The Company recognized an immaterial amount of expense associated with these options for the three months ended September 30, 2022.

In September 2022, the Company granted 1,200,000 of RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs shall vest on September 30, 2022, 56.67% of the RSUs shall vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the three months ended September 30, 2023 and 2022 related to the RSUs $0.4 million and $1.8 million, respectively.

In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period under the 2018 Plan and within a 30-day period under the 2008 Plan or they are forfeited. Under the 2022 Plan, in the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested RSUs are forfeited.

The following summary of the equity incentive plan activity is shown collectively for the 2022 Plan, the 2018 Plan and the 2008 Plan:

	Number of	Weighted-	Weighted-	Aggregate
	Options	Average	Average Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life (years)	Value
Balance – June 30, 2023	9,901,703	0.72	4.40
Exercised	(362,967)	0.33
Forfeited and expired	(29,800)	1.30
Balance –September 30, 2023	9,508,936	0.73	3.94
Vested and expected to vest at September 30, 2023	9,508,936	0.73	3.94	$8,134
Exercisable at September 30, 2023	8,905,601	0.60	3.69	8,082

As of September 30, 2023, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $1.5 million which is expected to be recognized over a weighted-average period of 1.68 years.

The following is a summary of the equity incentive plan RSU activity for the 2022 Plan and the 2018 Plan:

	Number of	Weighted- Average
	Awards Outstanding	Grant Date Fair Value
Unvested Balance – June 30, 2023	4,560,645	4.00
Granted	769,123	3.05
Vested	(409,977)	3.46
Forfeited	(280,423)	3.58
Unvested Balance - September 30, 2023	4,639,368	3.48

As of September 30, 2023, the unrecognized stock-based compensation expense related to outstanding unvested RSUs was $14.4 million which is expected to be recognized over a weighted-average period of 3.97 years.

Stock-based Compensation Expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees, including the expense associated with the earnout shares, by function is as follows:

	Three months ended September 30,
	2023	2022
Research and development	$1,508	$183
Sales and marketing	320	113
General and administrative	1,626	2,057
	$3,454	$2,353

Stock-based compensation allocated to cost of goods sold was not material for the three months ended September 30, 2023 and 2022.

Employee Stock Purchase Plan

Effective with the closing of the Merger, the Company adopted an employee stock purchase plan (“ESPP”). There was no activity under the plan during the three months ended September 30, 2023 and 2022, as the Company has not yet conducted any offerings pursuant to the ESPP.

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

Other Stock-based Compensation

Earnout Arrangement with holders of Legacy Presto Common Stock and Outstanding Equity Awards

As of September 30, 2023, unrecognized stock-based compensation expense for earnout awards is $5.8 million which is expected to be recognized over a weighted-average period of 1.08 years. As of September 30, 2023, 678,340 earnout shares held by current employees and directors were forfeited. The earnout shares given to common stockholders not held by current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on its condensed consolidated balance sheet. As of September 30, 2023, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

CyborgOps

In connection with the acquisition of CyborgOps, the Company issued 475,638 shares of common stock to employees of CyborgOps who had continued employment with the Company, which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. During the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.3 million of stock-based compensation expense related to these equity awards, respectively. As of September 30, 2023, there are no longer any outstanding equity awards to former CyborgOps employees as all employees have terminated employment with the Company. All unvested restricted stock awards were cancelled.

12. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes. The Company’s income tax expense was not material for the three months ended September 30, 2023 and 2022. The Company does not expect any material changes in tax position for the remainder of the fiscal year.

13. Net income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three months ended September 30,
	2023	2022
Numerator:
Net income attributable to common stockholders, basic and diluted	$5,372	$34,789

Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	57,842,571	29,521,505
Add: Weighted average dilutive effect of stock options, RSUs and warrants	11,306,400	10,845,397
Weighted average shares outstanding - diluted	69,148,971	40,366,902
Net income per share attributable to common stockholders, basic	$0.09	$1.18
Net income per share attributable to common stockholders, diluted	$0.08	$0.86

The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended September 30,
	2023	2022
Stock options and RSUs	689,431	221,140
Common stock warrants	17,371,466	2,887,771
Total potential shares of common stock excluded from the computation of diluted net income per share	18,060,897	3,108,911

The Company excluded 1,187,030 RSU’s from the calculation of diluted EPS as they are subject to performance conditions for which the necessary conditions had not been satisfied as of September 30, 2022.

The Company excluded 14,321,660 and 15,000,000 earnout shares from the calculation of diluted EPS as of September 30, 2023 and 2022 as they are subject to market conditions for which the necessary conditions have not been satisfied.

14. Related Party Transactions

During the three months ended September 30, 2022, the Company received an equity investment of $1.0 million from an investor in exchange for 133,333 shares in the Company. Refer to Note 9 for further details.

Additionally, during the three months ended September 30, 2022, the Company granted 1,200,000 of RSUs to a director and the previous interim CEO of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11.

15. Subsequent Events

November Capital Raise

Capital Raise and New Board Members

On November 17, 2023, the Company entered into agreements (the “Purchase Agreements”) with a related party, Remus Capital-affiliated syndicate of investors, to sell 7,000,000 shares of common stock of the Company in a registered offering. The offering also includes the issuance to a related party, Remus Capital-affiliated investor, who led the investment round of an additional 750,000 shares, for a total of 7,750,000 shares issued. The Company anticipates the offering will result in gross proceeds of approximately $7.0 million. The offering is expected to close on November 21, 2023.

As part of the transaction, the Company increased the size of its Board of Directors from 7 to 9. Remus Capital also appointed two additional directors: Mr. Tewfik Cassis and Ms. Sasha Hoffman.

The Purchase Agreements include antidilution provisions relating to future issuances or deemed issuances of the Company’s common stock from November 21, 2023 to April 1, 2024 at a price per share below $1.00, which would require the Company to issue additional shares of common stock to the Purchasers, upon the terms and subject to the conditions contained in the Purchase Agreements.  If these anti-dilution provisions are triggered in the future, the issuance of additional shares thereunder will dilute the percentage ownership interest of all stockholders, will dilute the book value per share of the Company’s common stock and will increase the number of the Company’s outstanding shares, which could depress the market price of the Company’s common stock.

The offering of securities in connection with this offering triggered such anti-dilution provisions in the Purchase Agreement and the Third Amendment Conversion Warrants.  The Company agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. As a result, we are required to issue an additional 1,500,000 shares to CA and increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares.

Presto Touch Update

The Company is considering strategic alternatives related to its Presto Touch solution including evaluating whether to engage in an exit from Presto Touch, which could be either a sale, partial sale or abandonment in the coming months. The Company has not adopted any specific alternative and intends to pursue an approach that offers the greatest benefit for shareholders and allows for dedicated focus and efforts on its Presto Voice solution. The estimated monthly reduction in expenditures and the incurrence of nonrecurrent expenses is included in the full implementation of the steps set out under “Cost Savings Initiative”.

Cost Savings Initiative

On November 15, 2023, the Company took additional steps in its ongoing efforts to reduce costs, improve profitability, and streamline operations by implementing a reduction in force plan of approximately 17% of the Company’s personnel globally. The current execution of this cost reduction plan has immediately reduced monthly expenditures by $0.4 million for which the Company incurred approximately $0.2 million in one time cost reduction charges. Additionally, through future execution of this cost reduction plan and as part of the broader Presto Touch strategic alternatives described in Presto Touch Update, the Company estimates total cumulative cost savings rising to $1.2 million per month no later than 8 months with total cumulative one time costs reductions charges amounting to $0.4 million.

Voice Customer Update

Previously the Company has disclosed certain of its Presto Voice customers and in the three months ended September 30, 2023, one of those customers, Del Taco, decided not to continue with the Presto Voice solution.  This will not have a material impact on the Company’s financial statements.  Some of the Presto Voice customers continue to include Carl’s Jr. and Hardee’s, Wienerschnitzel and Checkers.

October Capital Raise and Amendment to Credit Facility

Third Amendment to Credit Agreement

 On October 10, 2023, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Metropolitan, the administrative, payment and collateral agent for Lenders, pursuant to which the parties amended certain covenants of the existing Credit Agreement, the Lenders agreed to waive existing events of default, advance an additional $3.0 million of Term Loans to the Company, and exchange an aggregate of approximately $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”). The effectiveness of the Third Amendment was conditioned, in part upon, (1) evidence of a gross amount of additional equity investments of $3.0 million from Presto CA LLC (the “Purchaser”), a related party with greater than 10% investment in the Company and of which an officer is a Board member of the Company, to be used for working capital purposes, which was committed and executed under a Securities Purchase Agreement on October 10, 2023 and closed on October 16, 2023 (see below), and (2) the Company hiring a chief financial officer reasonably satisfactory to Metropolitan, which the Company satisfied on October 10, 2023, and (3) evidence that the Company has engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan to provide capital markets advisory services in connection with upcoming capital raises.  All conditions precedent were satisfied and the Third Amendment closed on October 17, 2023.

The anti-dilution provisions of the Third Amendment were triggered with the November 17, 2023 capital raise and the Company was required to increase the number of shares issuable under the Third Amendment Warrants from 3,000,000 to 6,000,000 shares of common stock.

Upon the effectiveness of the Third Amendment, the Company obtained waivers of all previous financial covenant breaches. Further, the Third Amendment also eliminates all financial covenants with the exception of two which are a minimum cash collateral balance of $10.0 million and the “cash burn” covenant. The definition of the “cash burn” covenant was revised to allow for the exclusion of certain expenses from the calculation, including those related to severance and certain outside professional fees. New agreed upon “cash burn” covenant levels were also agreed upon. Subject to certain excluded payments, the decrease in operating cash may not exceed an agreed amount for each rolling three-month period, subject to certain customary operating fluctuations and adjustments. The amount is set at $10.7 million for October 2023, $11.4 million for November 2023 and $10.3 million for December 2023, and declines after that date. Without an injection of further capital, the Company anticipates being unable to comply with the minimum unrestricted cash covenant by approximately the end of February 2024.

The Third Amendment also provides that, with respect to interest accruing for the interest periods ending September 30, 2023 through to January 31, 2024, the Company may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, the Company may request that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis, subject to the prior approval by the Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis.

Third Amended and Restated Fee Letter

On October 10, 2023, Presto, in connection with the Third Amendment and in consideration for Metropolitan’s entering into the Third Amendment, entered into the Third Amended and Restated Fee Letter (the “Third Amendment Fee Letter”) with Metropolitan, pursuant to which the Company paid an amendment fee equal to $0.1 million and granted warrants to purchase 25,000 shares of common stock, par value $0.0001 per share of the Company, with an exercise price of $0.01 per share (the “Third Amendment Fee Warrants”) and, together with the Third Amendment Conversion Warrants, the “Third Amendment Warrants”), to Metropolitan Entities.

Warrants to Purchase Common Stock

On October 10, 2023, in accordance with the terms of the Third Amendment and the Third Amendment Fee Letter, the Company executed the Third Amendment Warrants to purchase common stock with each of the Metropolitan Entities.  The Third Amendment Warrants were granted in connection with Metropolitan entering into the Third Amendment and the Third Amendment Fee Letter and contain similar terms as the First Amendment Warrants and Second Amendment Warrants. See Note 10 for further details.

Lock-Up Agreements

On October 10, 2023, in connection with the Third Amendment, certain holders of the Company’s common stock entered into lock-up agreements with the Company agreeing not to transfer their shares until December 23, 2024.  These shareholders included related party Presto CA LLC, entities affiliated with related party REMUS Capital and related party Romulus Capital, entities affiliated with related party I2BF Global Ventures and various other shareholders.

In connection with a certain investment in the November 17, 2023 capital raise, the Company waived the lock-up restrictions under its bylaws with respect to (i) 638,076  shares of common stock in the Company held by Zaffran Special Opportunities LLC, for which Mr. Gupta, the Company’s Chairman of the Board, is the sole general partner (the “Zaffran shares”), and (ii) an aggregate of 440,890 shares of common stock in the Company held by two other investors in this offering. Without such waiver, these shares would have been subject to lock-up restrictions until March 21, 2024. In addition, with consent of the Lenders, the Company waived the lock-up restrictions under a lock-up agreement entered into in connection with the Third Amendment that were applicable to the Zaffran shares. Without such waiver, the Zaffran shares would have been subject to lock-up restrictions until December 23, 2024.

Securities Purchase Agreement

On October 10, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Purchaser, which closed on October 16, 2023, pursuant to which the Company agreed to sell an aggregate of 1,500,000 newly issued shares of the Company’s common stock, at a purchase price of $2.00 per share (the “Private Placement”) for an aggregate purchase price of $3.0 million.  The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. In addition, the Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require the Company to issue additional shares of common stock to the Purchaser, upon the terms and subject to the conditions contained in the Purchase Agreement.  The anti-dilution provisions were triggered with the November 17, 2023 capital raise and required the Company to issue 1,500,000 additional shares as noted above, which adjusted the purchase price to $1.00 per share from $2.00 per share in the Purchase Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Presto’s condensed consolidated financial statements and related notes appearing elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the years ended June 30, 2023 and 2022 and the related notes contained in Part II, Item 8 of the Annual Financial Statements on Form 10-K filed with the SEC on October 10, 2023. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Presto’s actual results could differ materially from such forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “Cautionary Statement Regarding Forward-Looking Statements” included in this report. Additionally, Presto’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those identified below and those discussed in Part I, Item 1A “Risk Factors” of the Annual Report on Form 10-K filed with the SEC on October 10, 2023:

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the business and operations of E La Carte Inc. (“Legacy Presto”) and its consolidated subsidiary prior to the Merger (defined below) and to Presto Automation Inc. (“Presto”) and its subsidiaries following the Business Combination (defined below).

Business Overview

We provide enterprise grade AI and automation solutions to the restaurant technology industry. Our solutions are designed to decrease labor costs, improve staff productivity, increase revenue and enhance the guest experience. We offer our industry-leading AI solution, Presto Voice, to quick service restaurants (QSR) and our pay-at-table tablet solution, Presto Touch, to casual dining chains. Some of the most recognized restaurant names in the United States are among our customers, including Carl’s Jr. and Hardee’s, Wienerschnitzel and Checkers for Presto Voice and Applebee’s, Chili’s and Red Lobster for Presto Touch.

Following our founding in 2008, we initially focused exclusively on Presto Touch. As of June 30, 2023, we had shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States. Presto Voice addresses the pressing needs of drive-thru restaurant operators by improving order accuracy, reducing labor costs and increasing revenue through menu upselling, while also providing guests with an improved drive-thru experience. While Presto Touch has accounted for substantially all of our historical revenues, we believe that Presto Voice will contribute an increasing portion of our revenues in the future.

We are considering strategic alternatives related to our Presto Touch solution and including evaluating whether to engage in an exit from Presto Touch, which could include either a sale, partial sale or abandonment in the coming months.  We have not adopted any specific alternative and intend to pursue an approach that offers the greatest benefit for our shareholders and allows us to focus our efforts on our Presto Voice solution.

Strategy

Our business is guided by the principles that our solutions should seamlessly and effortlessly increase revenue for restaurant operators, improve productivity of the restaurant staff and enhance the guest experience. These principles ensure that our focus remains aligned with the priorities of our customers and with our objective of being a leader in the restaurant technology market.

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

The Merger has been accounted for as a reverse recapitalization in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). Under the guidance in ASC 805, Business Combinations, VTAQ, who is the legal acquirer, has been treated as the “acquired” company for financial reporting purposes and Presto has been treated as the accounting acquirer. This determination was primarily based on Presto having a majority of the voting power of the post-combination company, Presto’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Presto compared to VTAQ, and Presto’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of a capital transaction in which Presto is issuing stock for the net assets of VTAQ. The net assets of VTAQ have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Presto, as Presto is considered the predecessor for financial reporting purposes.

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

Maintaining Relationships with Existing Customers

For the three months ended September 30, 2023 and 2022, our three largest restaurant customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) generated an aggregate of approximately 90% and 92% of our revenue, respectively.  These customers have entered into contracts for our Presto Touch that expire and are up for renewal between December 31, 2023 and June 30, 2024.  We have undertaken an effort to satisfy our lender to pursue renewals of Presto Touch with all our existing customers with a transition to our next generation technology and, if this is not achieved by December 31, 2023, to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch. We are considering strategic alternatives related to our Presto Touch solution and evaluating whether to engage in an exit from Presto Touch, which could include either a sale, partial sale or abandonment in the coming months.

We agreed to extend one of the customer contracts that was set to expire on December 31, 2023 to March 31, 2024. Although we were able to extend the term of the contract, we were unable to transition this customer to our next generation technology.

Attraction of New Customers

We believe there is a substantial opportunity to continue to grow our restaurant solutions across the QSR sectors in the United States. Since the third quarter of 2022, we have signed several pilot agreements with new customers for Presto Voice. We hope to convert each of our pilot customers into broader customer relationships in the fiscal years 2024 and 2025.  We believe that this will serve as a driver of revenue in the future.

Continued Innovation of Our AI Technology

Given the machine learning associated with all AI technology, including our solution, we use an approach which is commonly employed in the AI industry referred to as human-in-the loop (HITL) to ensure the desired level of accuracy in order taking is achieved.  We are currently close to profitable at the restaurant location level based on our current level of HITL and expect to achieve profitability at the restaurant location level in the near future with continued advances in our technology and its implementation. If we are unable to reduce the degree or cost of HITL and/or achieve greater efficiencies with our human agents, our results of operations and business may be adversely affected.

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

Continued Implementation of On-Going Cost Improvement Program

We became a public company through a deSPAC process on September 21, 2022 upon the consummation of the Business Combination and, as a result, are incurring costs related to, among other things, directors’ and officers’ liability insurance and audit, legal and other functions.  We have taken several steps during 2023 to operate our business more efficiently, improve profitability, streamline operations and reduce costs, including a reduction in force of our global full-time employees by 17% on November 15, 2023. The current execution of this cost reduction plan has immediately reduced monthly expenditures by $0.4 million for which we incurred approximately $0.2 million in one time cost reduction charges. Additionally, through future execution of this cost reduction plan and as part of the broader Presto Touch strategic alternatives described in Presto Touch Update, we estimate total cumulative cost savings rising to $1.2 million per month no later than 8 months with total cumulative one time costs reductions charges amounting to $0.4 million.  In addition, we have implemented initiatives including realigning personnel and other resources consistent with our current business needs and strategic plans.  We intend to continue to evaluate opportunities to enhance our efficiencies, including further cost reductions as necessary.

Components of Results of Operations

Revenue

During the three months ended September 30, 2023 and 2022, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and Presto Voice solutions (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) premium gaming content and other revenue, which includes professional services (“Transaction revenue”). We are considering strategic alternatives for our Presto Touch solution and evaluating whether to engage in a wind-down which could be either a sale, partial sale or abandonment of the Presto Touch business in the coming months. We have not currently adopted any specific alternative. This will adversely impact our total revenue in the short-term, but we believe it will position us for revenue growth in the long-term.

Platform Revenue

Platform revenue is generated from fees charged to customers for access to our Presto Touch and Presto Voice solutions and is recognized ratably over the life of the contract, with a portion of the total contract value due upon execution of the contract and the remainder due monthly over the term of the contract. Our master service agreements with customers typically range from 12 to 36 months in duration. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue generated from Presto Voice was not material for the three months September 30, 2023 and 2022.

Pursuant to an agreement with Hi Auto, we remit a revenue share associated with our Presto Voice at Checkers locations. As we have determined that we serve as an agent in the relationship because we do not control the related Voice hardware, software and other services and are not primarily responsible for fulfilling the obligations to the customer, we recognize this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 64% to 68% of the gross billings to the restaurant operators for the three months ended September 30, 2023 and 2022.  Our revenue for the three months ended September 30, 2023 and 2022, from Checkers also reflects, as a reduction to transaction price, the fair value of the warrant issued to Checkers. (See Note 3 of this Quarterly Report on Form 10-Q for further details).  We also pay Hi Auto a fee that is accounted for as cost of revenue which was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022.

We also maintain an agreement with a legacy customer whereby we lease Presto Touch to that customer.  Revenue associated with the lease is recognized on a straight-line basis as Platform revenue over the lease term in the condensed consolidated statements of operations and comprehensive income.

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

To a lesser extent, we also generate revenue from professional services, which primarily consists of fees from developing premium content to be used on the devices and installation. We recognize revenue from professional service engagements that occur over a period of time on a proportional performance basis as labor hours are incurred.

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

Transaction cost of revenue consists primarily of the portion of the fees collected from guests that are paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear primary responsibility for the solution, we are the principal in the premium content transaction and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The portion of the fees collected from guests that are withheld by and payable to the restaurant as part of the revenue share agreement with each restaurant is recorded to Transaction cost of revenue. The commissions paid to restaurants under our gaming revenue share agreements range on average between 86% to 95% and 83% to 96% of premium gaming content revenue by customer brand for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization cost of revenue consists primarily of the costs of leased assets that are included in property and equipment, net in the balance sheet that are amortized to cost of revenue as well as capitalized software amortization.

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

We have and will continue to implement measures to streamline operations, improve efficiencies, increase profitability and reduce costs on a go forward basis, including a realignment of personnel and other resources consistent with our strategic plans.  We may nonetheless face increased legal expenses as we address litigation and government investigations.

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

Change in Fair Value of Warrants and Convertible Promissory Notes

We account for our warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an input in the Black-Scholes-Merton valuation model. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in the change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income. Warrants that meet the fixed-for-fixed criteria or contain variability related to an input in the Black-Scholes-Merton valuation model are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

Other Income, Net

Other income, net includes income of $2.0 million due to the forgiveness of our Paycheck Protection Program (“PPP”) loans  in the three months ended September 30, 2022. During the year ended June 30, 2023, we made an investment in a non-affiliated entity in the amount of $2.0 million. We have determined that the investment does not have a readily determinable fair value and therefore account for the investment at cost, as adjusted for any impairments and observable price changes. There were no adjustments recorded for impairments and observable price changes during the three months ended September 30, 2023.

Interest Expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding loans.

Loss on Extinguishment of Debt and Financial Obligations

Loss on extinguishment of debt and financial obligations consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the three months ended September 30, 2022 and the extinguishment of our financial obligation with third parties during the three months ended September 30, 2023 and 2022.

Other financing and financial instrument expenses, net

Other financing and financial instrument expenses, net primarily consists of expense related to the issuance of shares of common stock and the transfer of warrants upon termination of a convertible note agreement in the three months ended September 30, 2022, and associated legal fees, offset by the remeasurement of the liability related to the Unvested Sponsor Shares.

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

Results of Operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations:

	Three months ended September 30,
(in thousands)	2023	2022
Revenue
Platform	$2,066	$4,820
Transaction	2,819	2,959
Total revenue	4,885	7,779
Cost of revenue
Platform	1,196	4,292
Transaction	2,521	2,644
Depreciation and amortization	965	291
Total cost of revenue	4,682	7,227
Gross profit	203	552
Operating expenses:
Research and development	4,484	6,388
Sales and marketing	1,914	2,399
General and administrative	7,070	5,924
Total operating expenses	13,468	14,711
Loss from operations	(13,265)	(14,159)
Change in fair value of warrants and convertible promissory notes	21,025	59,822
Interest expense	(3,758)	(3,376)
Loss on extinguishment of debt and financial obligations	—	(7,758)
Other financing and financial instrument income (costs), net	1,284	(1,768)
Other income, net	82	2,028
Total other income, net	18,633	48,948
Net income before provision for income taxes	5,368	34,789
Provision (benefit) for income taxes	(4)	—
Net income and comprehensive income	$5,372	$34,789

Revenue

	Three months ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Platform	$2,066	$4,820	$(2,754)	(57)%
Transaction	2,819	2,959	(140)	(5)%
Total revenue	$4,885	$7,779	$(2,894)	(37)%

Total revenue decreased 37% to $4.9 million for the three months ended September 30, 2023, as compared to $7.8 million for the three months ended September 30, 2022.

Platform revenue decreased 57% to $2.1 million for the three months ended September 30, 2023, as compared to $4.8 million for the three months ended September 30, 2022. The decrease is primarily attributable to the amortization and roll-off of deferred revenue related to legacy Touch contracts.

Transaction revenue decreased 5% to $2.8 million for the three months ended September 30, 2023, as compared to $3.0 million for the three months ended September 30, 2022. This is primarily attributable to lower volume of games being played by restaurant guests, partially offset by increases in pricing for our gaming fees.

Cost of Revenue

	Three months ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Platform	$1,196	$4,292	$(3,096)	(72)%
Transaction	2,521	2,644	(123)	(5)%
Depreciation and amortization	965	291	674	232%
Total costs of revenue	$4,682	$7,227	$(2,545)	(35)%

Cost of revenue decreased 35% to $4.7 million for the three months ended September 30, 2023, as compared to $7.2 million for the three months ended September 30, 2022.

Our Platform cost of revenue decreased 72% to $1.2 million for the three months ended September 30, 2023, as compared to $4.3 million for the three months ended September 30, 2022. The decrease was in line with the decrease in Platform revenue which impacted product deferred costs, installation and shipping costs during the three months ended September 30, 2023, relative to the three months ended September 30, 2022.

Our Transaction cost of revenue decreased 5% to $2.5 million for the three months ended September 30, 2023, as compared to $2.6 million for the three months ended September 30, 2022. The decrease was in line with the decrease in Transaction revenue.

Cost of Revenue — Depreciation and amortization

Our depreciation and amortization in cost of revenue increased by $0.7 million to $1.0 million for the three months ended September 30, 2023 as compared to $0.3 million for the three months ended September 30, 2022 due to an increase in amortization of intangibles of $0.7 million for capitalized software that became ready for its intended use at the end of fiscal year 2023.

Operating Expenses

	Three months ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Research and development	$4,484	$6,388	$(1,904)	(30)%
Sales and marketing	1,914	2,399	(485)	(20)%
General and administrative	7,070	5,924	1,146	19%
Total operating expenses	$13,468	$14,711	$(1,243)	(8)%

Operating expenses decreased by 8% to $13.5 million for the three months ended September 30, 2023, as compared to $14.7 million for the three months ended September 30, 2022.

Research and Development

Research and development expenses decreased 30% to $4.5 million for the three months ended September 30, 2023, as compared to $6.4 million for the three months ended September 30, 2022. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $2.4 million due to a decrease in overall headcount and a decrease in bonuses paid to employees from the acquisition of CyborgOps, Inc for the three months ended September 30, 2022, decrease in professional fees of $0.3 million, and decrease in other expenses of $0.4 million, offset by an increase of $1.3 million in stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses decreased 20% to $1.9 million for the three months ended September 30, 2023, as compared to $2.4 million for the three months ended September 30, 2022. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $0.3 million, as a result of a decrease in headcount, and a decrease in professional fees as a result of a public relations fee paid upon the completion of the Merger of $0.3 million in the three months ended September 30, 2022, offset by an increase of $0.2 million in stock-based compensation expense.

General and Administrative

General and administrative expenses increased 19% to $7.1 million for the three months ended September 30, 2023, as compared to $5.9 million for the three months ended September 30, 2022. The increase resulted primarily from an increase of $1.5 million in professional fees for legal, audit, public company compliance and other expenses and an increase of $0.2 million in directors’ and officers’ insurance fees, offset by a decrease of $0.4 million in stock-based compensation expense and a decrease of $0.3 million in salaries and employee benefits expense.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Change in fair value of warrants and convertible promissory notes	$21,025	$59,822	$(38,797)	65%

During the three months ended September 30, 2023, the change in fair value of warrants and convertible promissory notes was a gain of $21.0 million, as compared to a gain of $59.8 million during the three months ended September 30, 2022, due to the warrants being remeasured, resulting in a gain of $21.0 million, driven by a decrease in our stock price during the three months ended September 30, 2023.

The remeasurement gain recorded during the three months ended September 30, 2022, was primarily driven by two factors. First, immediately prior to the closing of the Merger, the convertible notes and warrants were remeasured to their then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million. Second, with the closing of the Merger, the Company assumed $9.4 million of warrant liabilities associated with the private warrants of VTAQ and issued additional warrants with a fair value of $0.8 million. At September 30, 2022, the warrants were remeasured to fair value based on the September 30, 2022 price of our common stock, resulting in $11.6 million gain on remeasurement. The primary factor affecting the change in fair value of the warrants was the assumption of the private warrants, the issuance of additional warrant shares, and the decrease in the Company’s stock price during the three months ended September 30, 2022.

Interest Expense

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest expense	$3,758	$3,376	$382	11%

Interest expense increased 11% to $3.8 million for the three months ended September 30, 2023, as compared to $3.4 million for the three months ended September 30, 2022. The increase was due to us having higher interest-bearing term loan debt outstanding during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Loss on Extinguishment of Debt and Financial Obligations

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Loss on extinguishment of debt and financial obligations	$—	$7,758	$(7,758)	(100)

Loss on extinguishment of debt and financial obligations decreased 100% for the three months ended September 30, 2023 with a loss of $7.8 million recorded in the three months ended September 30, 2022. The change is due to the Company’s loss on the extinguishment of its term loans outstanding prior to the Merger.

Other Financing and Financial Instrument (Costs) Income, Net

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Other financing and financial instrument income (costs), net	$1,284	$(1,768)	$3,052	(173)

Other financing and financial instrument cost increased 173% for the three months ended September 30, 2023 due to the $1.3 million of income from the remeasurement of the Unvested Sponsor Shares liability for the three months ended September 30, 2023. During the three months ended September 30, 2022, we incurred $2.4 million of expense related to the issuance of shares of common stock and transfer of warrants upon termination of a convertible note agreement and $0.5 million of associated legal fees, partially offset by $1.2 million of income from the remeasurement of the Unvested Sponsor Shares liability for the three months ended September 30, 2022.

Other Income, Net

	Three months ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	%
Other income, net	$82	$2,028	$(1,946)	(96)%

Other income, net decreased to $0.1 million for the three months ended September 30, 2023, as compared to other income, net of $2.0 million for the three months ended September 30, 2022. The decrease was primarily due to the forgiveness of our PPP loan during the three months ended September 30, 2022.

Provision for Income Taxes

Provision for income taxes was not material in the three months ended September 30, 2023 and 2022.

Liquidity and Capital Resources

As of September 30, 2023 and June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $3.3 million and $15.1 million, respectively, which were held for working capital purposes. This excludes $10.0 million of restricted cash as of September 30, 2023 and June 30, 2023.

Since inception, we have financed our operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock and common stock. We have incurred recurring operating losses since our inception, including operating losses of $13.3 million and $14.2 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and June 30, 2022, we had an accumulated deficit of $229.9 million and $235.3 million, respectively, and we expect to continue to generate operating losses for the near term. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the timing of cash collections from customers and other risks.

While we received cash of $49.8 million from the completion of the Merger and net cash of $16.7 million from the issuance of the Credit Agreement and subsequent Third Amendment and received $12.5 million from the sale of common stock in private placements and expect to receive $7 million from the closing of the private placement on November 17, 2023, additional capital infusion will be necessary in order to fund currently anticipated expenditures, and to meet our obligations as they come due.

Substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Our plans for additional financings are intended to mitigate the conditions or events that raise this substantial doubt , however, as some aspects of the plans are outside of our control, we cannot ensure they will be effectively implemented. We cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be materially and adversely affected. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Net cash (used in) operating activities	$(10,525)	$(11,156)	$631	6%
Net cash (used in) investing activities	(1,281)	(1,374)	93	7
Net cash (used in) provided by financing activities	(52)	68,762	(68,814)	(100)
Net increase (decrease) in cash	$(11,858)	$56,232	$(68,090)	(121)%

Operating Activities

For the three months ended September 30, 2023, net cash used in operating activities decreased by 6%, to $10.5 million, as compared to $11.2 million for the three months ended September 30, 2022.

For the three months ended September 30, 2023, net cash used in operating activities was $10.5 million. This consisted of a net use of cash from changes in operating assets and liabilities of $0.7 million and non-cash adjustments of $15.2 million, partially offset by our net income of $5.4 million. The net use of cash from changes in operating assets and liabilities primarily relates to a decrease in accounts payable of $1.9 million, partially offset by an increase in accrued liabilities of $0.6 million and a decrease of $0.5 million in prepaid expenses and other current assets. The non-cash adjustments primarily relate to gains associated with changes in the fair value of warrants and convertible promissory notes of $21.0 million and changes in the fair value of Unvested Sponsor Shares liability of $1.3 million, partially offset by stock-based compensation expense of $2.1 million, paid in-kind interest expense of $1.2 million, earnout share stock-based compensation expense of $1.4 million, amortization of debt discount and debt issuance costs of $1.3 million, and depreciation and amortization of $1.0 million.

For the three months ended September 30, 2022, net cash used in operating activities was $11.2 million. This consisted of adjustments for non-cash charges of $48.2 million partially offset by net income of $34.8 million and net proceeds of cash from changes in operating assets and liabilities of $2.3 million. The net proceeds of cash from changes in operating assets and liabilities primarily relate to decreases in deferred costs of $3.5 million and increases in accrued liabilities of $0.5 million, partially offset by decreases in deferred revenue of $3.4 million and an increase in accounts payable of $1.7 million. The non-cash adjustments primarily relate to the change in fair value of warrants and convertible promissory notes of $48.3 million, change in fair value of our liability classified warrants of $11.6 million, forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of Unvested Sponsor Shares liability of $1.2 million, partially offset by earnout share stock-based compensation expense of $0.2 million, other stock-based compensation expense of $2.2 million, share and warrant cost on termination of convertible note agreement of $2.4 million, loss on debt extinguishment of $7.8 million, and amortization of debt discount and debt issuance costs of $1.4 million.

Investing Activities

For the three months ended September 30, 2023, net cash used in investing activities decreased to $1.3 million, as compared to $1.4 million for the three months ended September 30, 2022.

For the three months ended September 30, 2023, cash used in investing activities primarily consisted of cash outflows for capitalized software of $1.2 million.

For the three months ended September 30, 2022, cash used in investing activities primarily consisted of cash outflows for capitalized software of $1.3 million.

Financing Activities

For the three months ended September 30, 2023, net cash used in financing activities decreased to $0.1 million of cash, as compared to $68.8 million cash provided by financing activities for the three months ended September 30, 2022.

For the three months ended September 30, 2023, cash used in financing activities was $0.1 million, which consisted primarily of principal payments of financing obligations of $0.3 million, partially offset by proceeds from the exercise of stock options of $0.2 million.

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

Capital Raise

On November 17, 2023, we entered into agreements with a related party Remus Capital-affiliated syndicate of investors to sell 7,000,000 shares of our common stock in a registered offering that resulted in gross proceeds of approximately $7.0 million. The offering also includes the issuance to a related party Remus Capital-affiliated investor who led the investment round of an additional 750,000 shares, for a total of 7,750,000 shares issued in the offering. The offering is expected to close on November 21, 2023.

The offering of our securities triggered anti-dilution provisions in the Purchase Agreement with Presto CA, LLC and the Third Amendment Conversion Warrants. We agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. As a result, we were required to issue an additional 1,500,000 shares to CA and increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares.

Financing Obligations

As of September 30, 2023 and June 30, 2023, the Company’s financing obligations consisted of the following:

	As of September 30,	As of June 30,
(in thousands)	2023	2023
Receivable financing facility	$3,820	$4,067
Equipment financing facility	40	609
Total financing obligations	3,860	4,676
Less: financing obligations, current	(2,360)	(1,676)
Total financing obligations, non-current	$1,500	$3,000

Receivable Financing Facility

On June 20, 2023, we entered into a second consolidated and amended and restated investment arrangement with the outside investor to amend the periodic payment amounts to be made under the investment arrangement.  The amended arrangement calls for monthly payments of principal and interest totaling an aggregate of $1.1 million and $3.0 million in the remainder of fiscal years 2024 and fiscal year 2025, respectively.

Equipment Financing Facility

We have equipment financing facilities with third party financing partners to secure payments of certain tablet purchases. Such arrangements generally have terms ranging from three  – five years and interest rates ranging from 8%-14%. We then lease the tablets to one of our customers through operating leases that have 4-year terms.

On November 21, 2022, we executed an amendment with one of our third-party financing partners, under which we repaid one of the arrangements by making a cash disbursement of $0.4 million, which extinguished all obligations and resulted in $0.3 million being recorded as a loss on extinguishment of debt and financial obligations on the condensed consolidated statement of operations and comprehensive income.

Debt Arrangements

As of September 30, 2023 and June 30, 2022, our outstanding debt, net of debt discounts, consisted of the following:

	As of September 30,	As of June 30,
(in thousands)	2023	2023
Term loans	53,088	50,639
Total debt	53,088	50,639
Less: debt, current	(53,088)	(50,639)
Total debt, noncurrent	$—	$—

Term Loan - Credit Agreement

General

On September 21, 2022, in connection with the consummation of the Merger, we entered into a Credit Agreement (the “Credit Agreement”), with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC (“Metropolitan”), as administrative, payment and collateral agent (the “Agent”), the lenders party thereto (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Initial Term Loans” and which the Lenders have agreed to extend by an additional $3.0 million (the “Third Amendment Term Loans” and together with the Initial Term Loans, the “Term Loans”) . In conjunction with the initial Credit Agreement, we issued 1,500,000 warrants to purchase common stock to the Lenders as debt discount. Such warrants were determined to be equity classified and we recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 for further details on the aforementioned warrants. We also pay a debt monitoring fee under the Credit Agreement of $0.1 million per quarter which is recorded as interest expense in the condensed consolidated statement of operations and comprehensive income.

Third Amendment and Related Purchase Agreement

On October 10, 2023, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) pursuant to which the parties amended or removed certain covenants of the Credit Agreement (including the removal of a covenant in respect of a maximum net leverage ratio of 1.20 to 1.00) and, the Lenders agreed to waive existing defaults under the Credit Facility, advance an additional $3 million of Term Loans to us, and exchange an aggregate of $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”).  The effectiveness of the Third Amendment was conditioned, in part, upon (1) evidence of a gross amount of additional equity investment of $3.0 million, to be used for working capital purposes, which closed on October 16, 2023, in private placement with an affiliate of our existing shareholder, Cleveland Avenue, (described below), (2) the Company hiring a chief financial officer reasonably satisfactory to the Agent, which was satisfied on October 10, 2023, (3) by no later than October 16, 2023, evidence that we have engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan in connection with upcoming capital raises. The conditions precedent were satisfied and the Amendment was closed on October 17, 2023.

The anti-dilution provisions of the Third Amendment were triggered with the November 17, 2023 capital raise and we were required to increase the number of shares issuable under the Third Amendment Warrants from 3,000,000 to 6,000,000 shares of common stock.

Concurrent with the Third Amendment, we entered into a Securities Purchase Agreement (“Purchase Agreement”) which closed on October 16, 2023, with Presto CA LLC, an affiliate of Cleveland Avenue, pursuant to which we sold an aggregate of 1,500,000 newly issued shares of common stock at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million.  The Purchase Agreement contains customary representations, warranties and covenants of the parties. In addition, the Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require us to issue additional shares of common stock to the purchaser, upon the terms and subject to the conditions contained in the Purchase Agreement. The anti-dilution provision was triggered upon the November 17, 2023 capital raise and we were required to issue 1,500,000 newly issued shares of common stock based on a revised purchase price of $1.00 per share from $2.00 in the Purchase Agreement.

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

During the three months ended September 30, 2023, we recorded PIK interest expense amounts of $1.2 million, which have been reflected as an increase to the outstanding debt balance. Further, during the three months ended September 30, 2023, we recorded interest expense associated with the amortization of debt discounts in the amount $1.2 million. Accordingly at September 30, 2023, the term loans, current balance of $53.1 million reflects $55.0 million of principal and $6.6 million PIK interest accrual, as reduced by unamortized debt issuance costs of $8.5 million.

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

Without an injection of further capital, we anticipate being unable to comply with the minimum unrestricted cash covenant by approximately the end of February 2024.

We have also undertaken to pursue renewals of Presto Touch with all our existing customers with a transition to our next generation technology and, if this is not achieved by December 31, 2023, to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch. We are considering strategic alternatives with regards to our Presto Touch solution and are evaluating whether to engage in a wind-down which could be either a sale, partial sale or abandonment of the Presto Touch business in the coming months. The estimated monthly reduction in expenditures and the incurrence of nonrecurrent expenses is included in the full implementation of the steps set out in this Item 2, under the heading, “Continued Implementation of On-Going Cost Improvement Program,” on the cost reduction initiated on November 15, 2023.

We have not adopted any specific alternative and intend to pursue an approach that offers the greatest benefit for our shareholders and allows us to focus our efforts on our Presto Voice business.

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

As of March 31, 2023, we obtained a waiver in the First Amendment noted above, of the minimum cash covenant for February 28, 2023 and March 31, 2023, the historic net leverage ratio for the period from February 28, 2023 through May 31, 2023 and any default occurring from the Chief Executive Officer separation from the Board of Directors. Upon the effectiveness of the Third Amendment, we obtained waivers of the historic net leverage ratio for the period from May 31, 2023 through June 30, 2023, our failure to make timely payments on July 1, 2023 and various reporting obligations that were not satisfied.

Other Term Loans

Horizon Loan

On March 4, 2021, we entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation (“Horizon”), which provided us with $15.0 million, bore interest at prime rate plus 6.5% per annum, and had a term of 54 months from each loan funding date.

In connection with the entry into the Credit Agreement, on September 21, 2022, we repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on our condensed consolidated statement of operations and comprehensive income.

Lago Term Loans

On March 11, 2022, we entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided us with $12.6 million, bore interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bore 2% payable in kind interest, and matured on April 1, 2023.

On August 4, 2022, we received an additional tranche of term loan in the amount of $5.3 million via an amendment to the Lago Loan. Further, we issued an additional 169,310 warrants to purchase common stock with the additional tranche. We determined that the amendment with the lender should be accounted for as an extinguishment and recorded a loss on extinguishment of debt and financial obligations of $6.0 million on our condensed consolidated statement of operations and comprehensive income.

In connection with the entry into the Credit Agreement on September 21, 2022, we repaid all outstanding loans by making a cash disbursement of $22.4 million, of which $17.9 million was repayment of principal and $0.1 million was payment of payable in-kind interest. Further $4.4 million of cash was paid related to prepayment and other penalties.

Paycheck Protection Program Loan

In March 2021 we obtained a PPP loan in the amount of $2.0 million through the U.S. Small Business Administration. The loan was to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least

60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the three months ended September 30, 2022, the Company received forgiveness of the PPP loan of $2.0 million and recognized income on forgiveness within other income, net in the Company’s condensed consolidated statements of operations and comprehensive income.

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

Adjusted Gross Profit

Adjusted Gross Profit is calculated as gross profit adjusted to add back depreciation.

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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Three months ended September 30,
(in thousands)	2023	2022
Gross profit	$203	$552
Depreciation and amortization	965	291
Adjusted Gross Profit	$1,168	$843

Adjusted EBITDA

Adjusted EBITDA is defined as net income, adjusted to exclude interest expense, other income, net, income taxes, depreciation and amortization expense, stock-based compensation expense, earnout stock-based compensation expense, change in fair value of warrant liabilities and convertible promissory notes, loss on extinguishment of debt and financing obligations, other financing and financial instrument (costs) income, net, deferred compensation and bonuses earned upon closing of the Merger, and the public relations fee paid upon closing of the Merger.

We believe Adjusted EBITDA is useful for investors to use in comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that do not reflect our core operating performance, thereby providing consistency and direct comparability with our past financial performance and between fiscal periods. We have also excluded non-recurring costs related to the closing of the Merger, including deferred compensation and bonuses earned upon the closing of the Merger, and a public relations fee due upon closing of the Merger. Excluding these costs attributable to the Merger better reflects our operating performance and provides consistency and comparability with our past financial performance. Adjusted EBITDA also has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

The following table provides a reconciliation of net income to Adjusted EBITDA for each of the periods presented:

	Three months ended September 30,
(in thousands)	2023	2022
Net income	$5,372	$34,789
Interest expense	3,758	3,376
Other income, net	(82)	(2,028)
Provision (benefit) for income taxes	(4)	-
Depreciation and amortization	1,012	433
Stock-based compensation expense	2,101	2,175
Earnout stock-based compensation expense	1,353	178
Change in fair value of warrants and convertible promissory notes	(21,025)	(59,822)
Loss on extinguishment of debt and financial obligations	—	7,758
Other financing and financial instrument expenses, net	(1,284)	1,768
Deferred compensation and bonuses earned upon closing of the Merger	—	2,232
Public relations fee due upon closing of the Merger	—	250
Adjusted EBITDA	$(8,799)	$(8,891)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and June 30, 2023.

Other Updates

In June 2022, we received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses. This arbitration ruling was affirmed by the appellate court in Singapore on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court in Singapore and the appeal is currently pending. The award has not met the criteria to be considered realizable as of September 30, 2023. As a result, we have not recognized any gain related to this settlement in our condensed consolidated statement of operations and comprehensive income.

Related Party Transactions

During the three months ended September 30, 2022, we received an equity investment of $1.0 million from an investor in exchange for 133,333 shares of common stock in the Company. Refer to Note 9 of Item 1 of this Quarterly Report on Form 10-Q for further details.

In addition, during the three months ended September 30, 2022 we granted 1,200,000 of RSUs to a director and former interim CEO of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11 of Item 1 of this Quarterly Report on Form 10-Q for further details.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and disclosures. Accordingly, actual amounts could differ from those estimates, and those differences could be material.

Our most significant estimates and judgments are related to the fair value of certain financial instruments which includes warrant liabilities. Other uses of estimates include, but are not limited to, the collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this report. Those estimates may change as new events occur and additional information is obtained.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 1 to the audited consolidated financial statements as of and for the years ended June 30, 2023 and 2022 and the related notes contained in Part II, Item 8, of the Annual Report on Form 10-K filed with the SEC on October 10, 2023.

Revenue Recognition

We account for our revenue in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.

Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.

During the three months ended September 30, 2023 and 2022, we derived our revenues from two revenue streams: (1) Platform revenue consisting of sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, including hardware, hardware accessories, software, customer support and maintenance, and (2) Transaction revenue consisting of premium gaming content and other revenue, which includes professional services.

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

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance are one combined performance obligation for the Presto Touch product, and 2) providing premium content, or gaming, is a single performance obligation for the gaming agreements. Professional services were insignificant during the three months ended September 30, 2023 and 2022.

Our Presto Touch solution is considered to have a single performance obligation because each element of the Presto Touch product is interdependent and cannot function independently. The software and hardware for the Presto Touch product represents one combined output and the customer cannot benefit from the use of one element without the other.

When we enter into gaming agreements, our Presto Touch product includes the capability of providing entertainment services, provided by us via internet, that can be purchased by guests. The games are only accessible over the internet, and upon the guest making the decision to pay for the content, the guest receives the right to access the game on the Presto Touch product. Gaming fees are usage based through the guest’s use of the device and stipulated in a separate contract with the guest. Any fees that are incurred are collected by the restaurant as part of the normal payment for the dining check from the guest and remitted back to us, net of commissions paid to the restaurant as the sales. Premium content revenue, or gaming revenue, is therefore one performance obligation

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

Stock-Based Compensation

We have a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and directors and non-qualified stock options are granted to employees, investors, directors and consultants. The options and RSU’s granted vest over time with a specified service period, except for performance-based grants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards granted. The RSUs grant date fair value is determined based on our stock price on the date of grant. There were no stock options granted in the three months ended September 30, 2023 and 2022.

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

●	Level 1— Quoted prices in active markets for identical assets as of the reporting date.
●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

Financial instruments consist of cash equivalents, accounts receivable, accounts payable, convertible promissory notes and embedded warrants, warrant liabilities, and Unvested Sponsor Share liability. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

The fair value of the Unvested Sponsor Share liability was determined using a Monte Carlo valuation model, which requires estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 68.9% and 76.0% as of September 30, 2023 and 2022, respectively, based on the historical volatility of comparable publicly traded companies.

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

The following customers accounted for more than 10% of revenues during the following periods:

	Three months ended September 30,
	2023	2022
Customer A	52%	57%
Customer B	15%	23%
Customer C	23%	12%
	90%	92%

The following customers accounted for more than 10% of accounts receivable as of September 30, 2023 and June 30, 2022:

	As of September 30,	As of June 30,
	2023	2023
Customer A	38%	31%
Customer B	12%	41%
Customer D	38%	11%
	88%	83%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule.

On October 30, 2023, Customer C provided notice of its intent to not renew its contract at the end of the expiration date of December 31, 2023. The customer also sought and was granted a limited transition extension period through March 31, 2024.

We are exposed to vendor concentration risk as it purchases its next generation version of Presto Touch tablets and other equipment from one vendor. Our operating results could be adversely affected in the event that the vendor increases its prices or incurs disruptions in its supply of goods or services.

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

Financial Institutions

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents and restricted cash as needed, our financial position and ability to operate our business could be adversely affected. The Company has $12.8 million in deposits in excess of the FDIC limits as of September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weakness

We previously identified four material weaknesses, as disclosed in our Annual Report on Form 10-K, filed with the SEC on October 10, 2023. The material weaknesses as of June 30, 2023 that we have identified are listed below.

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

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is in Part I, Note 8, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1 “Legal Proceedings.”

Item 1A. Risk Factors

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2023 which was filed with the SEC on October 10, 2023. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

We may be unable to realize the benefits we expect from our Touch business.

We are considering strategic alternatives for our Presto Touch solution and evaluating whether to engage in a wind-down which would either be a sale, partial sale or abandonment of the Presto Touch business in the coming months.  We have not adopted any specific alternative and intend to pursue an approach that offers the greatest benefit for our shareholders and allows us to focus our efforts on our Presto Voice business.  The estimates of the savings that we hope to accrue and the non-recurring costs associated with these actions may be based on mistaken assumptions or may change as a result of intervening events.  In addition, these actions will require management time and attention which could distract from our focus on our Presto Voice business.  We may be unable to realize the benefits we expect from the wind-down of either a sale, partial sale or abandonment of the Touch business which could adversely impact our overall business going forward.

We are currently listed on the Nasdaq Stock Market. If we are unable to maintain listing of our securities on the Nasdaq Stock Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

 Although our common stock is currently listed on the Nasdaq Stock Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. For example, Nasdaq Listing Rule 5450(a)(1) requires our common stock to meet the minimum bid price requirement of $1.00. The delisting of our common stock from the Nasdaq Stock Market, including for failure to meet the minimum bid price requirement, may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely a result in a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders and may impair your ability to sell or purchase our common stock when you wish to do so:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of investors that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Further, if we were to be delisted from the Nasdaq Stock Market and we are unable to obtain listing on another national securities exchange, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

We granted anti-dilution protection to certain of our investors, which will cause additional significant dilution to our stockholders and may have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

We have granted antidilution protections as follows:

●	On October 10, 2023, the Company entered into a Securities Purchase Agreement (the “CA Purchase Agreement”) with Presto CA LLC (“CA”), pursuant to which the Company sold 1,500,000 shares of common stock, at a purchase price of $2.00 per share, for an aggregate purchase price of $3.0 million (the “Private Placement”). The Private Placement closed on October 16, 2023. The CA Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from October 16, 2023 to April 1, 2024 at a price per share below $2.00, which would require the Company to issue additional shares of common stock to CA, upon the terms and subject to the conditions contained in the CA Purchase Agreement.

●	On October 10, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement (“Credit Agreement”) dated as of September 21, 2022, as amended on March 31, 2023 and May 22, 2023, with the Metropolitan Partners Group Administration, LLC, Metropolitan Levered Partners Fund VII, LP, Metropolitan Partners Fund VII, LP, Metropolitan Offshore Partners Fund VII, LP and CEOF Holdings LP (collectively, the “Lenders”). Pursuant to the Third Amendment, the Lenders agreed to, among other things, exchange an aggregate of $6,000,000 of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at a purchase price of $0.01 per share (the “Third Amendment Conversion Warrants”). The Third Amendment Conversion Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from October 16, 2023 to April 1, 2024 at a price per share below $2.00, upon the terms and subject to the conditions contained in the Third Amendment Conversion Warrants.

●	On November 17, 2023, the Company entered into Purchase Agreements for the issuance of $7.0 million of common stock (the “November Offering”). The Purchase Agreements include antidilution provisions relating to future issuances or deemed issuances of the Company’s common stock from November 21, 2023 to April 1, 2024 at a price per share below $1.00, which would require the Company to issue additional shares of common stock to the Purchasers, upon the terms and subject to the conditions contained in the Purchase Agreements.

The November Offering triggered the antidilution provisions in the Purchase Agreement and the Third Amendment Conversion Warrants.  The Company agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. As a result, we were required to issue an additional 1,500,000 shares to CA and increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares.

If the foregoing anti-dilution provisions are triggered in the future, the issuance of additional shares thereunder will dilute the percentage ownership interest of all stockholders, will dilute the book value per share of the Company’s common stock and will increase the number of the Company’s outstanding shares, which could depress the market price of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None

(c) During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 20, 2023	PRESTO AUTOMATION INC.

	By:	/s/ Xavier Casanova
	Name:	Xavier Casanova
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathan Cook
	Name:	Nathan Cook
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)