Form 10-Q
period 2023-12-31
Presto Automation Inc.
filed 2024-02-21
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 15, 2024, 80,791,967 shares of common stock, par value $0.0001 per share were issued and outstanding.

PRESTO AUTOMATION INC.

Form 10-Q

For the Quarter Ended December 31, 2023

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the following:

●	Presto’s current liquidity resources raise substantial doubt about its ability to continue as a going concern and to comply with its debt covenants unless it raises additional capital to meet its obligations in the near term.
●	Presto’s limited operating history in a new and developing market makes it difficult to evaluate its current business and predict its future results.
●	Presto’s success depends on increasing the number of franchisees of our existing restaurant customers that use its solution, and, in particular, Presto Voice, and the timing of the deployments of contracted locations.
●	We have been evaluating strategic alternatives of our Presto Touch solution and considering whether to engage in a wind-down which would be a sale, partial sale or abandonment of the Presto Touch business in the coming months and we may be unable to realize the benefits we expect from doing so.
●	Presto’s sales cycles can be long and unpredictable, and its sales efforts require a considerable investment of time and expense.
●	Presto may be adversely affected if it is unable to optimize the number of human agents required to operate its Presto Voice solution to improve its unit cost structure.
●	Changes in Presto’s senior management team have impacted its organization’s focus and it is dependent on the continued services and performance of its current senior management team.
●	Presto’s ability to recruit, retain, and develop qualified personnel is critical to its success and growth.
●	Defects, errors or vulnerabilities in third party technology that is used in Presto’s solutions could harm its reputation and brand and adversely impact its business, financial condition, and results of operations.
●	Presto’s pricing decisions and pricing models may adversely affect its ability to attract new customers and retain existing customers.
●	If Presto fails to maintain a consistently high level of customer service or fails to manage its reputation, brand, business and financial results may be harmed.
●	Changes to Presto’s AI solutions could cause it to incur additional expenses and impact its product development program.

●	Presto is subject to legal proceedings and government investigations which are costly and time-consuming to defend and may adversely affect its business, financial position, and results of operations.
●	Presto and certain of its third-party partners, service providers, and sub processors transmit and store personal information of its customers and their consumers. If the security of this information is compromised, Presto’s reputation may be harmed, and it may be exposed to liability and loss of business.
●	Presto is subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security, and noncompliance with such laws could adversely affect its business.
●	Security breaches, denial of service attacks, or other hacking and phishing attacks on Presto’s systems or the systems with which Presto’s solutions integrate could harm its reputation or subject Presto to significant liability, and adversely affect its business and financial results.
●	Presto is dependent upon its customers continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.
●	Presto’s efforts to generate revenues and/or reduce expenditures may not be sufficient and may make it difficult for Presto to implement its business strategy.
●	Presto has faced challenges complying with the covenants contained in its credit facility and, unless it can raise additional capital, it may need additional waivers which may not be forthcoming.
●	Presto requires additional capital, which additional financing is likely to result in restrictions on its operations or substantial dilution to its stockholders, to support the growth of its business, and this capital might not be available on acceptable terms, if at all.
●	Unfavorable conditions in the restaurant industry or the global economy could limit Presto’s ability to grow its business and materially impact its financial performance.
●	Presto’s results of operations may fluctuate from quarter to quarter and if it fails to meet the expectations of securities analysts or investors with respect to results of operations, its stock price and the value of your investment could decline.
●	Presto’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
●	Recent turmoil in the banking industry may negatively impact Presto’s ability to acquire financing on acceptable terms if at all, and worsening conditions or additional bank failures could result in a loss of deposits over federally insured levels.
●	The restaurant technology industry is highly competitive. Presto may not be able to compete successfully against current and future competitors.
●	Mergers of or other strategic transactions by Presto’s competitors, its customers, or its partners could weaken its competitive position or reduce its revenue.
●	Presto’s growth depends in part on reliance on third parties and its ability to integrate with third-party applications and software.
●	Presto’s transaction revenue is partly dependent on its partners to develop and update third-party entertainment applications. The decisions of developers to remove their applications or change the terms of our commercial relationship could adversely impact Presto’s transaction revenue.
●	Payment transactions processed on Presto’s solutions may subject Presto to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm its business.

●	Presto relies upon Amazon Web Services, Microsoft Azure and other infrastructure to operate its platform, and any disruption of or interference with its use of these providers would adversely affect its business, results of operations, and financial condition.
●	Certain estimates and information contained in this report are based on information from third-party sources, and Presto does not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data.
●	Presto’s business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and Presto or its customers’ failure to comply with such laws and regulations could subject Presto to claims or otherwise adversely affect its business, financial condition, or results of operations.
●	Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on Presto’s results of operations.
●	If Presto fails to adequately protect its intellectual property rights, its competitive position could be impaired and it may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect its rights.
●	Presto has been, and may in the future be, subject to claims by third parties of intellectual property infringement, which, if successful could negatively impact operations and significantly increase costs.
●	Presto uses open-source software in its platform, which could negatively affect its ability to sell its services or subject it to litigation or other actions.
●	Presto may be unable to continue to use the domain names that it uses in its business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of its brand, trademarks, or service marks.
●	Presto’s senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of its business.
●	As a public reporting company, Presto is subject to filing deadlines for reports that are filed pursuant to the Exchange Act, and its failure to timely file such reports may have material adverse consequences on its business.
●	As a public reporting company, Presto is subject to rules and regulations established from time to time by the SEC regarding its internal control over financial reporting. If Presto fails to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, it may not be able to accurately report its financial results or report them in a timely manner.
●	Presto has identified material weaknesses in its internal controls over financial reporting and, if it fails to remediate these deficiencies, it may not be able to accurately or timely report its financial condition or results of operations.
●	Presto is an emerging growth company, and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.
●	Presto has and will continue to incur significant costs as a result of operating as a public company.
●	Provisions in Presto’s Charter and Bylaws may discourage, delay or prevent a merger, acquisition or other change in control in Presto’s company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.
●	Presto’s Charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between it and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Presto or its directors, officers, or employees.

●	A market for Presto’s securities may not continue, which would adversely affect the liquidity and price of its securities.
●	The Nasdaq Stock Market LLC (“Nasdaq”) may delist Presto’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject Presto to additional trading restrictions.
●	Future offerings of debt or offerings or issuances of equity securities by Presto may adversely affect the market price of Presto’s common stock or otherwise dilute all other stockholders.
●	If securities or industry analysts do not publish or cease publishing research or reports about Presto, its business, or its market, or if they change their recommendations regarding Presto’s securities adversely, the price and trading volume of Presto’s securities could decline.
●	Presto may be subject to securities litigation, which is expensive and could divert management’s attention and strategic alternatives.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	As of	As of
	December 31,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$3,375	$15,143
Restricted cash	10,000	10,000
Accounts receivable, net of allowance of $124 and $746, respectively	1,791	1,831
Inventories	312	629
Deferred costs, current	1,447	2,301
Prepaid expenses and other current assets	1,847	1,162
Total current assets	18,772	31,066
Deferred costs, net of current portion	207	92
Investment in non-affiliate	2,000	2,000
Property and equipment, net	506	909
Intangible assets, net	7,497	10,528
Goodwill	1,156	1,156
Other long-term assets	728	936
Total assets	$30,866	$46,687

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,596	$3,295
Accrued liabilities	3,845	4,319
Financing obligations, current	3,624	1,676
Term loans, current	55,632	50,639
Deferred revenue, current	1,105	1,284
Total current liabilities	67,802	61,213
Financing obligations, net of current	—	3,000
Warrant liabilities	4,705	25,867
Deferred revenue, net of current portion	163	299
Other long-term liabilities	25	1,535
Total liabilities	72,695	91,914

Commitments and Contingencies (Refer to Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of December 31, 2023 and June 30, 2023, respectively; no shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	—	—
Common stock, $0.0001 par value–180,000,000 shares authorized as of December 31, 2023 and June 30, 2023, and 70,335,628 and 57,180,531 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	7	5
Additional paid-in capital	206,109	190,031
Accumulated deficit	(247,945)	(235,263)
Total stockholders’ deficit	(41,829)	(45,227)
Total liabilities and stockholders’ deficit	$30,866	$46,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue
Platform	$2,175	$4,131	$4,241	$8,529
Transaction	2,718	3,221	5,537	6,180
Total revenue	4,893	7,352	9,778	14,709

Cost of revenue
Platform	1,327	4,219	2,523	8,208
Transaction	2,439	2,833	4,960	5,477
Depreciation, amortization and impairments	2,079	291	3,044	582
Total cost of revenue	5,845	7,343	10,527	14,267
Gross profit (loss)	(952)	9	(749)	442

Operating expenses:
Research and development	7,298	5,112	11,782	11,381
Sales and marketing	1,921	2,227	3,835	4,626
General and administrative	9,729	6,276	16,799	12,200
Total operating expenses	18,948	13,615	32,416	28,207
Loss from operations	(19,900)	(13,606)	(33,165)	(27,765)
Change in fair value of warrants and convertible promissory notes	5,286	(378)	26,311	59,444
Interest expense	(3,557)	(3,030)	(7,315)	(6,406)
Loss on extinguishment of debt and financing obligations	—	(337)	—	(8,095)
Other financing and financial instrument income (costs), net	107	—	1,391	(1,768)
Other income, net	10	327	92	2,355
Total other income (expense), net	1,846	(3,418)	20,479	45,530
Income (loss) before provision (benefit) for income taxes	(18,054)	(17,024)	(12,686)	17,765
Provision (benefit) for income taxes	—	5	(4)	5
Net income (loss) and comprehensive income (loss)	$(18,054)	$(17,029)	$(12,682)	$17,760
Reconciliation of net income (loss) and comprehensive income (loss) attributable to common stockholders for net income (loss) per share:
Less deemed dividend attributable to the anti-dilution provision	(1,500)	—	(1,500)	—
Net income (loss) and comprehensive income (loss) attributable to common stockholders	(19,554)	(17,029)	(14,182)	17,760
Net income (loss) per share attributable to common stockholders, basic	$(0.31)	$(0.33)	$(0.23)	$0.44
Net income (loss) per share attributable to common stockholders, diluted	(0.31)	(0.33)	(0.23)	0.35
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	63,599,890	50,998,941	60,721,231	40,475,200
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	63,599,890	50,998,941	60,721,231	50,775,172

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Beginning balance at June 30, 2023	57,180,531	$5	$190,031	$(235,263)	$(45,227)
Issuance of common stock upon exercise of stock options	1,449,879	1	235	—	236
Issuance of common stock upon vesting of restricted stock units	1,053,099	—		—	—
Cancellation of restricted stock awards in connection with the CyborgOps acquisition	(97,881)	—	—	—	—
Issuance of warrants to customer	—	—	88	—	88
Issuance of common stock, net of issuance costs of $1,069	10,000,000	1	8,930	—	8,931
Issuance of common stock to Zaffran Special Opportunities, LLC	750,000	—	—	—	—
Earnout shares stock-based compensation	—	—	2,675	—	2,675
Stock-based compensation	—	—	4,150	—	4,150
Net loss	—	—	—	(12,682)	(12,682)
Balance at December 31, 2023	70,335,628	$7	$206,109	$(247,945)	$(41,829)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Recapitalization upon Merger	(28,343,420)	(28)	21,778,182	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,974,439	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	146,823	—	60	—	60
Fair value of issued warrants on common stock	—	—	—	—	853	—	853
Issuance of common stock upon net exercise of warrants	—	—	136,681	—	—	—	—
Issuance of common stock	—	—	133,333	—	1,000	—	1,000
Issuance of common stock upon vesting of restricted stock units	—	—	488,598	—	—	—	—
Issuance of shares and transfer of warrants upon termination of convertible note agreement	—	—	323,968	—	2,412	—	2,412
Conversion of convertible notes into common stock	—	—	8,147,938	1	41,391	—	41,392
Warrants issued with Credit Agreement	—	—	—	—	2,076	—	2,076
Reclassification of liability classified warrants to equity	—	—	—	—	830	—	830
Contribution by shareholder in conjunction with Credit Agreement	—	—	—	—	2,779	—	2,779
Earnout shares stock-based compensation	—	—	—	—	1,874	—	1,874
Merger and PIPE Financing	—	—	13,879,828	1	35,737	—	35,738
Stock-based compensation	—	—	—	—	3,461	—	3,461
Net income	—	—	—	—	—	17,760	17,760
Balance at December 31, 2022	—	$—	51,231,608	$5	$170,794	$(183,023)	$(12,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2023	57,855,594	$6	$193,812	$(229,891)	$(36,073)
Issuance of common stock upon exercise of stock options	1,086,912	—	40	—	40
Issuance of common stock upon vesting of restricted stock units	643,122	—	—	—	—
Warrants issued to customer	—	—	144	—	144
Issuance of common stock, net of issuance costs of $1,129	10,000,000	1	8,870	—	8,871
Issuance of common stock to Zaffran Special Opportunities, LLC	750,000	—	—	—	—
Earnout shares stock-based compensation	—	—	1,322	—	1,322
Stock-based compensation	—	—	1,921	—	1,921
Net loss	—	—	—	(18,054)	(18,054)
Balance at December 31, 2023	70,335,628	$7	$206,109	$(247,945)	$(41,829)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2022	—	$—	51,039,859	5	167,156	(165,994)	1,167
Issuance of common stock upon exercise of stock options	—	—	103,111	—	24	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	88,638	—	—	—	—
Fair value of newly issued common stock warrants	—	—	—	—	853	—	853
Earnout shares stock-based compensation	—	—	—	—	1,696	—	1,696
Stock-based compensation	—	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	—	(17,029)	(17,029)
Balance at December 31, 2022	—	$—	51,231,608	$5	$170,794	$(183,023)	$(12,224)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(12,682)	$17,760
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,844	845
Impairment of intangible assets	4,056	—
Impairment of inventory	425	—
Stock-based compensation	3,935	3,002
Earnout share stock-based compensation	2,675	1,874
Contra-revenue associated with warrant agreement (Refer to Note 3)	289	615
Noncash expense attributable to fair value liabilities assumed in Merger	—	34
Change in fair value of liability classified warrants	(26,311)	(11,188)
Change in fair value of embedded warrants and convertible promissory notes	—	(48,271)
Amortization of debt discount and debt issuance costs	2,412	1,884
Loss on extinguishment of debt and financing obligations	—	8,095
Paid-in-kind interest expense	4,276	2,366
Share and warrant cost on termination of convertible note agreement	—	2,412
Forgiveness of PPP Loan	—	(2,000)
Change in fair value of unvested sponsor shares liability	(1,391)	(1,160)
Noncash lease expense	167	168
Loss on disposal off property and equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable, net	40	(1,054)
Inventories	(108)	219
Deferred costs	536	6,308
Prepaid expenses and other current assets	(643)	(1,155)
Accounts payable	(307)	1,388
Accrued liabilities	(713)	(2,090)
Deferred revenue	(316)	(6,627)
Other long-term liabilities	(118)	—
Net cash used in operating activities	(21,934)	(26,561)

Cash Flows from Investing Activities
Purchase of property and equipment	(268)	(171)
Payments relating to capitalized software	(1,984)	(2,459)
Investment in non-affiliate	—	(2,000)
Net cash used in investing activities	(2,252)	(4,630)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	235	60
Proceeds from issuance of term loans	2,900	60,250
Payment of debt issuance costs	—	(1,094)
Repayment of term loans	—	(32,980)
Payment of penalties and other costs on extinguishment of debt	—	(6,144)
Proceeds from issuance of premium financing	884	—
Principal payments of financing obligations	(774)	(2,657)
Proceeds from the issuance of common stock	9,173	1,000
Contributions from Merger and PIPE financing, net of transaction costs and other payments	—	49,840
Payments of deferred transaction costs	—	(1,890)
Net cash provided by financing activities	12,418	66,385

Net increase (decrease) in cash, cash equivalents and restricted cash	(11,768)	35,194
Cash, cash equivalents and restricted cash at beginning of period	25,143	3,017
Cash, cash equivalents and restricted cash at end of period	$13,375	$38,211
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	3,375	38,211
Restricted cash	10,000	-
Total cash, cash equivalents and restricted cash	$13,375	$38,211

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$215	$459
Capital contribution from shareholder in conjunction with Credit Agreement	—	2,779
Issuance of warrants (Refer to Note 3)	148	853
Issuance of warrants in conjunction with forgiveness of accrued interest associated with Credit Agreement	5,149	2,076
Deemed dividend	1,500	—
Issuance of warrants in conjunction with Lago Term Loan	—	843
Transaction costs recorded in accounts payable and accrued liabilities	(240)	—
Convertible note conversion to common stock	—	41,392
Reclassification of warrants from liabilities to equity	—	830
Recognition of liability classified warrants upon Merger	—	9,388
Recognition of Unvested Sponsor Shares liability	—	1,588
Forgiveness of PPP Loan	—	(2,000)
Right of use asset in exchange for operating lease liability	—	308

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables are in thousands, unless otherwise noted)

1. Summary of Business and Significant Accounting Policies

Description of Business

Presto Automation Inc. and its subsidiaries (together, “Presto” or the “Company”) are headquartered in San Carlos, California. Prior to the Merger (as defined below), the Company operated as E La Carte, Inc. (“Legacy Presto”). E La Carte, Inc. was incorporated in the State of Delaware in October 2008. In 2018, E La Carte, Inc. together with its subsidiary adopted “Presto” as its trade name or doing business as name. The Company maintains foreign subsidiaries in Canada and a newly created subsidiary as of July 2023 in India.

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

Cyborg Ops

On May 23, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CyborgOps, Inc., a provider of artificial intelligence-based products and services for merchants’ phone answering and ordering systems, to purchase substantially all of its assets and assume certain liabilities. As a consequence of the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps became due and payable resulting in an expense of $1.9 million, of which $1.8 million and $0.1 million has been recorded within research and development and sales and marketing expenses, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended December 31, 2022.

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

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2023, and its results of operations for the three and six months ended December 31, 2023 and 2022 and the cash flows for the six months ended December 31, 2023 and 2022. The results for the three and six months ended December 31, 2023 and 2022, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with the Presto’s financial statements and related notes for the fiscal year ended June 30, 2023 included in Part II, Item 8 of the Annual Report on Form 10-K filed on October 10, 2023, which includes additional information on the Company’s critical accounting estimates and policies, and the methods and assumptions used to develop the Company’s estimates. The unaudited condensed consolidated balance sheet as of June 30, 2023, has been derived from the Company’s audited financial statements.

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

Notice of Failure to Satisfy a Continued Listing Rule

On December 28, 2023, the Company received a notice from Nasdaq stating that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notice does not impact the listing of the common stock on the Nasdaq Global Market at this time. The Company has a period of 180 calendar days, or until June 25, 2024, to regain compliance with the Bid Price Requirement. During this period, the common stock will continue to trade on the Nasdaq Global Market. If at any time before June 25, 2024 the bid price of the common stock closes at or above $1.00 per share for a minimum of ten consecutive trading days, Nasdaq will provide written notification that the Company has achieved compliance with the Bid Price Requirement and the matter will be closed. In the event the Company does not regain compliance by June 25, 2024, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Bid Price Requirement, and transfer its listing to the Nasdaq Capital Market. The Company would also be required to provide written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary.

Liquidity and Capital Resources

As of December 31, 2023, the Company’s principal source of liquidity was cash and cash equivalents of $3.4 million, which is held for working capital purposes. The cash and cash equivalents balance of $3.4 million excludes $10.0 million of restricted cash.

On September 21, 2022, in connection with the consummation of the Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent (the “Agent”), the lenders (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Term Loans”). See Note 7 for a description of the Credit Agreement.

On January 11, 2024, following notice of breaches of covenants contained in the Credit Facility, the Lenders delivered an activation notice to the Company’s bank in which $10.0 million of restricted cash was deposited as collateral for the Term Loans and caused the bank to wire that amount to an account designated by the Lenders (refer to Note 15 for further details). The funds were applied to reduce the outstanding balance of the Term Loans which as of December 31, 2023 totaled $61.7 million in principal amount plus accrued interest.

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock and common stock. The Company has incurred recurring operating losses since its inception, including operating losses of $19.9 million and $33.2 million for the three and six months ended December 31 2023, respectively. As of December 31, 2023, the Company had an accumulated deficit of $247.9 million and the Company expects to generate operating and net losses for the near term. Cash from operations is also affected by various risks and uncertainties, including, but not limited to, the timing of cash collections from customers and other risks.

We currently face severe liquidity challenges. While the Company raised net cash proceeds of $2.9 million from the issuance of new debt in the closing of the Third Amendment to the Credit Agreement, and received $10.0 million from the sale of common stock in private placements and registered direct offerings during the six months ended December 31, 2023, the Company used cash from operating activities of $21.9 million and incurred a net loss of $12.7 million. As a result, additional capital infusions will be necessary in order to fund currently anticipated expenditures and to meet the Company’s obligations as they come due. In addition, the Company entered into a forbearance agreement with the Agent, the Lenders and other parties, which was cancelled on February 17, 2024, and the Lenders are not required to forbear from exercising remedies under the Credit Agreement related to prior and current events of default. In addition, the Company’s future capital requirements will depend on many other factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The Company continues efforts to mitigate the conditions or events that raise this substantial doubt, however, as some components of these plans are outside of management’s control, the Company cannot offer any assurances they will be effectively implemented. The Company cannot offer any assurance that any additional financing will be available on acceptable terms or at all. If the Company is unable to raise additional capital it would likely lead to an event of default under the Credit Agreement and the potential exercise of remedies by the Agent and Lender, which would materially and adversely impact its business, results of operations and financial condition. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Concentrations of Risks, Significant Customers and Investments

The Company’s financial instruments are exposed to concentrations of credit risk and consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds and incur losses to the extent its deposits exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”), as described below.

The following three largest restaurant brands (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Customer A	52%	60%	52%	60%
Customer B	12%	22%	14%	23%
Customer C	22%	14%	22%	14%
	86%	96%	88%	97%

*Customer D and E represents less than 10% of revenue and therefore was omitted from the above schedule.

The following restaurant brands accounted for more than 10% of accounts receivable:

	As of December 31,	As of June 30,
	2023	2023
Customer A	19%	43%
Customer B	10%	14%
Customer D	50%	37%
Customer E	12%	—%
	91%	94%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule. For Customer E, the Company serves as an agent in the relationship.

On October 30, 2023, Customer C provided notice of its intent to not renew its contract at the end of the expiration date of December 31, 2023. The customer also sought a limited transition extension period through June 30, 2024. In addition, on December 1, 2023, the Company received notification of Customer A’s intent to not renew its contract at the end of the expiration date on June 30, 2024. On February 1, 2024, the Company received notification of Customer B’s intent to not renew its contract that expires on February 29, 2024.

The Company is exposed to vendor concentration risk as its next generation version of Presto Touch tablets and other equipment are from one supplier. The Company’s operating results could be adversely affected in the event that the vendor increases its prices or experiences disruptions in its supply of goods or services.

Presto Touch Update

The Company is considering strategic alternatives related to its Presto Touch solution including a sale, partial sale or abandonment in the coming months to allow for dedicated focus and efforts on its Presto Voice solution. Refer to Note 15 for information regarding a memorandum of understanding relating to the Presto Touch solution entered into on January 17, 2024.

Cost Savings Initiative

On November 15, 2023, the Company took additional steps in its ongoing efforts to reduce costs, improve profitability, and streamline operations by implementing a reduction in force plan of approximately 17% of the Company’s personnel globally. The current execution of this cost reduction plan resulted in approximately $0.5 million in one-time charges during the three and six months ended December 31, 2023.

Financial Institutions

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom the Company does business were to be placed into receivership, we may be unable to access the funds the Company has on deposit with such institutions. If the Company is unable to access its funds as needed, its financial position and ability to operate its business could be adversely affected. The Company had $12.9 million in deposits in excess of the FDIC limits at December 31, 2023.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Co-CODMs comprised a team of the Interim Chief Executive Officer, the President and the Chief Operating Officer until August 1, 2023. On that date a new Chief Executive Officer was appointed, who became the sole CODM. The Co-CODMs and sole CODM have reviewed financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.

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

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company’s lease agreements contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less of all asset classes; lease expense from these leases is recognized on a straight-line basis over the lease term. The ROU asset as of December 31, 2023 was $0.4 million. Lease activity was immaterial to the condensed consolidation financial statements for the three and six months ended December 31, 2023 and 2022.

Revenue Recognition

The Company accounts for its revenue in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities. During the three and six months ended December 31, 2023 and 2022, the Company derived its revenues from two revenue streams: (1) sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, which includes hardware, hardware accessories, software and customer support and maintenance

(“Platform revenue”), and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The Platform revenue stream is generated from fees charged to customers to access the Company’s Presto Touch and Presto Voice solutions, which are recognized ratably over the life of the contract. The majority of the Company’s consideration from the contract value is due monthly over the term of the contract. Revenue from the Presto Touch solution related to continuous access to the Company’s software-as-a-service (“SaaS”) platform is satisfied ratably over the contract period as the service is provided. The master service agreements with customers are generally for a term ranging from 12 to 36 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. During the three and six months ended December 31, 2023, the Company’s Voice solutions for drive-thru restaurants contributed $0.6 million and $1.0 million, respectively, which accounts for 12% and 10% of the total revenue generated during the respective periods.

Pursuant to an agreement with Hi Auto Ltd. (“Hi Auto”), the Company remits a revenue share associated with Presto Voice at Checkers locations. As the Company has determined that it serves as an agent in the relationship because it does not control the Presto Voice hardware, software and other services and is not primarily responsible for fulfilling the obligations to the customer, the Company recognizes this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 64% to 66% of the gross billings to the restaurant operators for the three and six months ended December 31, 2023 and ranged from 64% to 68% for the three and six months ended December 31, 2022.  Revenue for the three and six months ended December 31, 2023 and 2022 from Checkers also reflects, as a reduction to the transaction price, the fair value of the warrant issued to Checkers (refer to Note 3). The Company also pays Hi Auto a fee that is accounted for as cost of revenue which was $0.3 million and $0.6 million for the three and six months ended December 31, 2023, respectively, and $0.4 million and $0.5 million for the three and six months ended December 31, 2022, respectively.

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

The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer — In connection with the Presto Touch and Presto Voice solutions, the Company enters into a master sales agreement (“MSA”) with the customer which is signed by both parties. The rights and obligations are outlined in the MSA and payment terms are clearly defined. The Company then enters into a license agreement, typically with each franchisee, which outlines the specified goods and services to be provided. The Company may also enter into separate gaming agreements with guests, whereby the guest agrees to pay for use of the premium content. Each MSA, in conjunction with a license agreement, and each gaming agreement, has commercial substance, whereby the Company is to provide solutions and services in exchange for payment, and collectability is probable.

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

The Company identified the following performance obligations: (1) for the MSAs and license agreements, sales or leases of hardware, access to the SaaS platform and maintenance is one combined performance obligation (“Presto Touch”)  or (‘Presto Voice”) and (2) for gaming agreements, the provision of premium content, or gaming is a separate standalone performance obligation. Professional services were insignificant during the three and six months ended December 31, 2023 and 2022.

Presto Touch and Presto Voice are each considered, separately, single performance obligations because each respective element of the Presto Touch and Presto Voice solution is interdependent and cannot function independently. The software and hardware for the Presto Touch and Presto Voice represent, respectively, one combined Presto Touch output and one combined Presto Voice output; the customer cannot benefit from the use of one element without the other.

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

3.	Determination of the transaction price — The Company’s MSAs stipulate the terms and conditions of providing the Presto Touch or Presto Voice solution and separate license agreements dictate the transaction price which are typically outlined as a price per store location or price per number of Presto Touch devices used. The transaction price is generally a fixed fee, due monthly over the term of the contract. The transaction price for Transaction revenue is a fixed fee charged per game. The Company occasionally provides consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.

4.	Allocation of the transaction price to the performance obligations in the contract — As the Presto Touch and Presto Voice solution are each considered one combined performance obligation, no reallocation of the contract price is required. The Company’s premium content contract is comprised of one performance obligation and does not require reallocation of the contract price.

5.	Recognition of revenue when, or as, the Company satisfies a performance obligation — As the customer simultaneously receives and consumes the benefits provided by the Company through continuous access to its SaaS platform, revenue from the Presto Touch and Presto Voice is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Net Income (Loss) Per Share

The Company computes net income (loss) per share, or earnings per share (“EPS”), following ASC Topic 260, Earnings per Share. The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of ordinary shares outstanding during the period. Diluted EPS represents the dilutive effect on a per-share basis from the potential exercise of options and or warrants; the potentially dilutive effect of options or warrants is computed using the treasury stock method. Securities that that have a potentially anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the diluted EPS calculation.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326) which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The FASB subsequently issued ASU 2018-19, ASU 2019-04, and ASU 2019-10, which clarified the implementation guidance and effective date of Topic 326. The Company adopted ASU No. 2016-13 on July 1, 2023 using the modified retrospective approach. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires incremental disclosures related to a Company’s reportable segments that will provide additional disaggregated expense information. The standard is effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of the adoption of this standard on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The standard revises the income tax disclosure requirements to be more transparent. The standard is effective for the Company beginning in fiscal year 2026. The Company is currently evaluating the impact of the adoption of this standard on the Company’s condensed consolidated financial statements.

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

million. Legacy Presto also incurred $2.1 million in transaction costs which were paid via the issuance of 260,000 Company shares. Further in conjunction with the Merger, Legacy Presto incurred $3.2 million in transaction costs which were either paid prior to or after the Merger. As of December 31, 2022, all of the transaction costs incurred by Legacy Presto have been fully paid. Accordingly, in total Legacy Presto incurred transaction costs amounting to $10.4 million.

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

Earnout Arrangement with holders of Legacy Presto Common Stock and Outstanding Equity Awards

Concurrent with the closing of the Merger, holders of Legacy Presto common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 15,000,000 shares of Company common stock (or equivalent equity award) that would be issued as follows:

●	7,500,000 shares, if, during the period from and after the closing of the Merger until the third anniversary of the closing of the Merger, the Volume Weighted Average Price (“VWAP” as defined in the Agreement and Plan of Merger among Ventoux CCM Acquisition Corp., as Acquiror, Ventoux Merger Sub I Inc. as First Merger Sub., Ventoux Merger Sub II LLC as Second Merger Sub and E La Carte, Inc. as the Company, dated November 10, 2021 of Presto common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, and
●	an additional 7,500,000 shares, if, during the period from and after the closing of the Merger until the fifth anniversary of the closing of the Merger, the VWAP of Presto common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days.

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

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60 trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable Unvested Sponsor Shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any Unvested Sponsor Shares shall automatically vest. As of December 31, 2023, all of the Unvested Sponsor Shares remain unvested as the vesting conditions have not been achieved.

The Company has concluded that the Unvested Sponsor Shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly, such financial instruments are classified as liabilities. With the closing of the Merger, the Company recorded $1.6 million within other long-term liabilities. During the three and six months ended December 31, 2023, the Company recorded a gain on remeasurement of $0.1 million and $1.4 million, respectively, and an immaterial amount and a $1.2 million gain for the three and six months ended December 31, 2022, respectively, which are included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss).

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

3. Revenue

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances for credit losses, in the condensed consolidated balance sheets was $0.7 million and $0.7 million as of December 31, 2023 and June 30, 2023, respectively. The beginning balance of accounts receivable was $1.8 million and $1.5 million as of July 1, 2023 and 2022, respectively. The amount of contract assets including deferred costs in the condensed consolidated balance sheets is $1.7 million, $2.4 million and $11.3 million as of December 31, 2023, June 30, 2023 and July 1, 2022, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following twelve-month period.

The following table summarizes the activity in deferred revenue:

Deferred
Revenue
Balance as of June 30, 2023	$1,583
Additions	3,082
Revenue recognized	(3,397)
Balance as of December 31, 2023	$1,268

Deferred
Revenue
Balance as of June 30, 2022	$10,769
Additions	3,246
Revenue recognized	(12,432)
Balance as of June 30, 2023	$1,583

As of December 31, 2023, approximately $5.4 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $4.4 million of these remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.

Transaction Revenue

The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 86% - 98% and 86% - 96% of premium content revenue by customer logo for the three and six months ended December 31, 2023, respectively, and 83% - 90% and 83% - 92% for the three and six months ended December 31, 2022, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during three and six months ended December 31, 2023 and 2022.

For the three and six months ended December 31, 2023, $0.5 million and $1.1 million, of revenue was from leasing arrangements, respectively, while for the three and six months ended December 31, 2022, $0.4 million and $0.8 million of revenue was from leasing arrangements, respectively.

Warrant Issued to a Customer

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 10 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and is recorded as contra-revenue. Contra-revenue recognized related to the warrant was $0.2 million and $0.3 million for the three and six months ended December 31, 2023, respectively, and $0.4 million and $0.6 million for the three and six months ended December 31, 2022, respectively.

Voice Customer Update

Some of the Presto Voice customers continue to include Carl’s Jr. and Hardee’s, and Wienerschnitzel. During the six months ended December 31, 2023, one of the Company’s Presto Voice customers, Del Taco, decided not to continue with the Presto Voice solution. This will not have a material impact on the Company’s financial statements.

4. Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$2,168	$—	$—	$2,168
Total financial assets	$2,168	$—	$—	$2,168

Financial liabilities:
Unvested Sponsor Shares Liability	$—	$—	$8	8
Warrant liabilities	—	—	4,705	4,705
Total financial liabilities	$—	$—	$4,713	$4,713

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$13,884	$—	$—	$13,884
Total financial assets	$13,884	$—	$—	$13,884

Financial liabilities:
Unvested Sponsor Shares liability	$—	$—	$1,399	$1,399
Warrant liabilities	—	—	25,867	25,867
Total financial liabilities	$—	$—	$27,266	$27,266

Valuation Assumptions Related to Unvested Sponsor Share Liability

The fair value of the Unvested Sponsor Shares liability was determined by the Company using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of the Company’s common stock based on the historical volatility of comparable publicly traded companies and the risk-free rate. These estimates are “Level 3” inputs due to the lack of relevant observable market data.

The Company estimated the fair value of the unvested sponsor share liability using the following weighted average assumptions:

	As of December 31, 2023	As of June 30, 2023
Expected volatility	68.3%	70.4%
Expected term (in years)	3.7	4.2
Risk-free interest rate	3.9%	4.2%

The fair value of the warrant liabilities is determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	December 31,	June 30,
	2023	2023
Risk-free interest rate	3.86%	4.19%
Expected term (in years)	4.65	4.75
Expected volatility	55.79%	56.76%
Expected dividend yield	—	—
Exercise price	$0.05	$4.50

Valuation Assumptions and Other Information Related to Convertible Promissory Notes and Embedded Warrants

The Company elected the fair value option methodology to account for the convertible promissory notes and embedded warrants because the Company believes it more accurately reflects the value of the debt in the financial statements. Changes in the fair value of the convertible promissory notes and embedded warrants were included in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive income (loss).

The Company had no outstanding convertible promissory notes and embedded warrants as of December 31, 2023 and June 30, 2023.

Level 3 Rollforward

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities:

		Unvested
		Sponsor
	Warrant	Shares
	Liabilities	Liability
Balance at June 30, 2023	$25,867	$1,399
Issuance of warrants	5,149	—
Change in fair value	(26,311)	(1,391)
Balance at December 31, 2023	$4,705	$8

	Convertible
	Promissory		Unvested
	Notes and		Sponsor
	Embedded	Warrant	Shares
	Warrants	Liabilities	Liability
Balance at June 30, 2022	$89,663	$4,149	$—
Reclassification of liability classified warrants to equity	—	(830)	—
Issuance of warrants	—	843
Recognition of warrants and unvested sponsor share liabilities assumed upon the Merger		9,388	1,588
Change in fair value	(48,271)	(11,188)	(1,160)
Conversion of warrant liabilities and convertible promissory notes	(41,392)	—	—
Balance at December 31, 2022	$—	$2,362	$428

For the Company’s investments without readily determinable fair values, the investment is adjusted if any impairments or observable price changes are identified, which is considered fair value.

The Company measures certain non-financial assets and liabilities, including property and equipment, intangible assets, and inventory, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of property and equipment, intangible assets and inventory. Refer to Note 5 for details on the Company’s impairment analysis.

5. Condensed Consolidated Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of	As of
	December 31,	June 30,
	2023	2023
Finished goods	$312	$629
Total inventories	$312	$629

The Company has determined that certain inventory related to Presto Touch solution was not recoverable based on expected demand and market conditions as of December 31, 2023. As a result, the Company recorded an inventory impairment charge of $0.4 million for the three and six months ended December 31, 2023, in cost of revenue on the condensed consolidated statement of operations and comprehensive income (loss).

Investments in Non-Affiliates

In December 2022, the Company entered into a simple agreement for future equity (“SAFE”) with a non-affiliated entity, with the Company making a $2.0 million investment in the entity.  The non-affiliated entity is a closely-held, early-stage technology company, focused on the research and development of voice-related AI products, which to date has been financed through equity and other SAFE investments. The Company’s investment was made to provide further financing to the non-affiliated entity’s research and development efforts. The investment does not provide for the voluntary right to redeem or automatic redemption on a stated date, nor does the Company have the right to voluntarily convert. Rather, under a defined next financing, liquidity event, or dissolution conditions of the non-affiliated entity, the investment will either be converted into a future series of preferred stock of the issuer or may be redeemed for cash.

The Company has determined that the Company’s investment in the non-affiliate is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee.  Further, the Company has determined that the Company’s investment in the non-affiliated entity represents an interest in a variable interest entity (“VIE”), for which the Company has determined it is not the primary beneficiary of such non-affiliated entity. Based on the Company’s knowledge and interaction with the non-affiliated entity, in the Company’s judgment, the activities that most significantly impact the non-affiliated entity’s economic performance are those related to the governance and management decisions regarding operations risk.  The Company has determined that it does not have the power to direct such activities, because it has no participation on the board of directors of the VIE or through other ways to influence such activities.  Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. During the three and six months ended December 31, 2023 and 2022, no impairments or observable price changes were identified or recorded. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity. The Company has no plans at this time for further investment or other form of financial support.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of	As of
	December 31,	June 30,
	2023	2023
Tablets	$5,662	$5,774
Computer equipment	704	621
Voice equipment	284	17
Total property and equipment	6,650	6,412
Less: accumulated depreciation	(6,144)	(5,503)
Property and equipment, net	$506	$909

Depreciation expense was $0.3 million and $0.6 million for the three and six months ended December 31, 2023, respectively, and $0.3 million and $0.6 million for the three and six months ended December 31, 2022, respectively.

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of	As of
	December 31,	June 30,
	2023	2023
Capitalized software	$8,580	$9,754
Developed technology	—	1,300
Domain name	151	151
Intangible assets, gross	8,731	11,205
Less: accumulated amortization	(1,234)	(677)
Intangible assets, net	$7,497	$10,528

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $0.5 million and $1.2 million for the three and six months ended December 31, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended December 31, 2022, respectively. During the three months ended December 31, 2023, the Company changed its strategy in connection with the attempted deployment of its vision capitalized software upon which it was determined that the carrying amount of the software may not be recoverable. The Company concluded that the product had no future net undiscounted cash flows due to the focus on Presto Voice and the obsolescence of the vision technology. Therefore, the Company recorded an impairment charge of $2.8 million.

In addition, the Company recorded an impairment charge of $0.4 million related to the next generation of its Presto Touch capitalized software as the shift in strategy to focus on Presto Voice and wind-down Presto Touch led to the conclusion that the carrying value of this technology was not recoverable.

Both of these abandoned technologies had not previously been placed into service. Total impairment charge in the three and six months ended December 31, 2023 was $3.2 million recorded in research and development expenses on the condensed consolidated statement of operations and comprehensive income (loss).

In addition, due to a change in strategy on the Presto Voice solution as a result of a change in the Company’s management team during the three months ended December 31, 2023, the Company fully impaired obsolete developed technology related to the CyborgOps acquisition as there are no future cash flows expected from the technology. The impairment charge of $0.9 million has been recorded for the three and six months ended December 31, 2023 in depreciation, amortization and impairment expense within cost of revenue on the condensed consolidated statement of operations and comprehensive income (loss).

Total future amortization expense for intangible assets is estimated as follows:

Remainder of 2024	$1,040
2025	2,069
2026	2,066
2027	2,066
2028	200
Thereafter	56
Total	$7,497

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of	As of
	December 31,	June 30,
	2023	2023
Accrued expenses	$561	$253
Accrued vacation	715	868
Accrued payroll	940	1,208
Operating lease liability, current	302	355
Accrued interest	2	375
Accrued repair cost (Refer to Note 8)	451	392
Accrued sales tax	159	134
Accrued other	715	734
Total accrued liabilities	$3,845	$4,319

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of	As of
	December 31,	June 30,
	2023	2023
Unvested sponsor shares liability	$8	$1,399
Operating lease liability, net of current portion	17	136
Total other long-term liabilities	$25	$1,535

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of December 31,	As of June 30,
	2023	2023
Receivable financing facility	$3,624	$4,067
Equipment financing facility	—	609
Total financing obligations	3,624	4,676
Less: financing obligations, current	(3,624)	(1,676)
Total financing obligations, noncurrent	$—	$3,000

Receivable Financing Facility

The Company’s receivable financing facility requires monthly payments of principal and interest totaling an aggregate principal and interest of $0.9 million and $3.0 million for the remainder of fiscal year 2024 and fiscal year 2025, respectively.

On December 15, 2023, the Company entered into an amendment to the receivable facility, which changed the amount and timing of certain repayments but not the aggregate amount or the maturity date. The amendment is considered a troubled debt restructuring under the guidance of ASC 470 with no gain or loss recorded at the time of the amendment. The Company did not incur any additional expenses.

Equipment Financing Facility

The Company has equipment financing facilities with third party financing partners to secure payments of certain Presto Touch tablet purchases. Such arrangements generally had terms ranging from three – five years and interest rates ranging from 8%-14%. The Company then leased the tablets to one of its customers through operating leases that had 4-year terms. The Company has classified all of its obligations under these arrangements as short-term within financing obligations, current as of June 30, 2023. This facility no longer has an outstanding balance as of December 31, 2023.

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of December 31,	As of June 30,
	2023	2023
Credit Agreement	$55,075	$50,639
Premium Financing	557	—
Total debt	55,632	50,639
Less: debt, current	(55,632)	(50,639)
Total debt, noncurrent	$—	$—

Term Loan - Credit Agreement

On September 21, 2022, in connection with the consummation of the Merger, the Company entered into the Credit Agreement with the subsidiary guarantors party thereto, the Agent, the Lenders and other parties party thereto, pursuant to which the Lenders extended the Term Loans having an aggregate original principal amount of $55.0 million. The Term Loans were borrowed in full on September 21, 2022. In conjunction with the initial Credit Agreement, the Company issued 1,500,000 warrants to purchase common stock to the Lenders. Such warrants were determined to be equity classified and the Company recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded.

Third Amendment to Credit Agreement

 On October 10, 2023, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Metropolitan, the administrative, payment and collateral agent for Lenders, pursuant to which the parties amended certain covenants of the existing Credit Agreement, the Lenders agreed to waive existing events of default, advance an additional $3.0 million of Term Loans to the Company, and exchange an aggregate of approximately $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”) (refer to Note 10). The effectiveness of the Third Amendment was conditioned, in part upon, (1) evidence of a gross amount of additional equity investments of $3.0 million from Presto CA LLC (the “Purchaser”), a related party with greater than 10% investment in the Company and of which an officer is a Board member of the Company, to be used for working capital purposes, which was committed and executed under a Securities Purchase Agreement on October 10, 2023 and closed on October 16, 2023, and (2) the Company hiring a chief financial officer reasonably satisfactory to Metropolitan, which the Company satisfied on October 10, 2023, and (3) evidence that the Company has engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan to provide capital markets advisory services in connection with upcoming capital raises.  All conditions precedent were satisfied and the Third Amendment closed on October 17, 2023.

Upon the effectiveness of the Third Amendment, the Company obtained waivers of all previous financial covenant breaches. Further, the Third Amendment also eliminates all financial covenants with the exception of two which are a minimum cash collateral balance of $10.0 million and the “cash burn” covenant. The definition of the “cash burn” covenant was revised to allow for the exclusion of certain expenses from the calculation, including those related to severance and certain outside professional fees. New agreed upon “cash burn” covenant levels were also agreed upon. Subject to certain excluded payments, the decrease in operating cash may not exceed an agreed amount for each rolling three-month period, subject to certain customary operating fluctuations and adjustments. The amount is set at $10.7 million for October 2023, $11.4 million for November 2023 and $10.3 million for December 2023, and declines after that date. Without the injection of further capital, the Company anticipated being unable to comply with the minimum unrestricted cash covenant by approximately the end of January 2024. Refer to Note 15 for further details on agreements entered into subsequent to December 31, 2023.

The Third Amendment also provides that, with respect to interest accruing for the interest periods ending September 30, 2023 through to January 31, 2024, the Company may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, the Company may request that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as PIK Interest on a monthly basis, subject to the prior approval by the Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. The Term Loans mature on March 21, 2025.

On October 10, 2023, in connection with the Third Amendment, the Company entered into the Third Amended and Restated Fee Letter (the “Third Amendment Fee Letter”) with Metropolitan, pursuant to which the Company paid an amendment fee equal to $0.1 million and granted warrants to purchase 25,000 shares of common stock, par value $0.0001 per share of the Company, with an exercise price of $0.01 per share (the “Third Amendment Fee Warrants”) and, together with the Third Amendment Conversion Warrants, the “Third Amendment Warrants.” See Note 10 for further details.  The PIK Interest forgiven of $6.0 million exceeded the Third Amendment Warrants fair value of $5.2 million which resulted in a reduction of the debt discount of $0.8 million which will be amortized along with the unamortized debt discount using the effective interest rate over the life of the loan.

The Company must comply with certain financial covenants as set forth in the Credit Agreement, including a minimum cash covenant. The net leverage ratio covenant was removed in October 2023 with the Third Amendment. The Credit Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Credit Agreement also includes customary representations and warranties, events of default and termination provisions, upon which the Term Loans may be accelerated and the interest rate applicable to any outstanding payment obligations will increase by 5%.

The Company received a notice of default from the Lender on January 4, 2024 notifying the Company of the occurrence of an event of default resulting from the Company not providing a sufficient plan to the Lender for the wind-down of the Presto Touch solution by the required due date of December 31, 2023. The Company also received a default notice for non-payment of the quarterly monitoring fee of $0.1 million. Refer to Note 15 for further details on agreements entered into subsequent to December 31, 2023.

The Company was not in compliance with the maximum net leverage ratio as of and for the three months ending September 30, 2023 and other instances of default occurred. The Lender waived the instances of non-compliance in the Third Amendment as noted above. Further, since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of the Credit Agreement, as amended, as current on the condensed consolidated balance sheet as of December 31, 2023.

The Company records PIK Interest expense which is reflected as an increase to the outstanding debt balance in the amounts of $3.1 million and $4.2 million during the three and six months ended December 31, 2023, respectively, and $2.1 million and $2.3 million, respectively, during the three and six months ended December 31, 2022. Further, the Company recorded interest expense associated with the amortization of debt discounts of $1.1 million and $2.4 million, respectively, during the three and six months ended December 31, 2023, and $0.5 million and $0.6 million, respectively, during the three and six months ended December 31, 2022. Accordingly, at December 31, 2023, the term loans, current balance of $55.1 million reflects $58.0 million of principal and $3.7 million of PIK Interest accrual, reduced by $6.6 million of unamortized debt issuance costs.

Premium Financing

On October 4, 2023, the Company entered into a premium financing agreement to finance approximately $0.8 million in the form of a term loan, which is secured by the Company’s insurance policies. The proceeds of the loan will be used to pay insurance premiums for Directors and Officers insurance (“D&O insurance”). The related interest rate is 8.43% with monthly principal and interest payments of $0.1 million and a maturity date of May 2024.

Convertible Promissory Notes

As of June 30, 2022, the Company had $89.7 million of convertible notes outstanding to various investors, all of which were accounted for under the fair value option. In conjunction with the Merger all convertible promissory notes and embedded warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2022. As a consequence of the conversion, $41.4 million was reclassified into additional paid-in capital. Accordingly, there were no remeasurement effects related to the convertible promissory notes, as such notes were no longer outstanding during the three months ended December 31, 2022.

Other Term Loans

Horizon Term Loan

On March 4, 2021, the Company entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation, which provided the Company with $15.0 million, bears interest at prime rate plus 6.5% per annum, and had a term of 54 months from each loan funding date.

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

Lago Term Loans

On March 11, 2022, the Company entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided the Company with $12.6 million, bears interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bears 2% payable in kind interest, and matured on April 1, 2023.

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

Paycheck Protection Program Loans

In March 2021, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $2.0 million through the U.S. Small Business Administration. The loan was to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the six months ended December 31, 2022, the Company received forgiveness of the PPP loan of $2.0 million and recognized income on forgiveness within other income, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Future principal payments on debt including interest payments elected to be capitalized as PIK Interest for the Company’s fiscal years were as follows:

As of December 31,
2023
Remainder of 2024	$557
2025	61,723
Total future payments on debt obligations	$62,280

On January 11, 2024, following the notice of default received from the Lender on January 4, 2024, as described above in Third Amendment to Credit Agreement section, the Company’s Lenders delivered an activation notice to the Company’s bank and wired $10.0 million of restricted cash to an account designated by the Lenders. The funds were applied to reduce the outstanding loan balance which as of December 31, 2023 totaled $61.7 million in principal amount plus accrued interest.

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. The Company has incurred costs to refurbish customer tablets in the three and six months ended December 31, 2023, of $0.2 million and $0.5 million, respectively, and in the three and six months ended December 31, 2022, of $0.2 million and $0.9 million, respectively, which are recorded in cost of platform revenue in the Company’s condensed consolidated statement of operations and comprehensive income (loss). In connection with the service level agreements, the Company has recorded $0.5 million and $0.4 million in accrued liabilities in the condensed consolidated balance sheets for expected repair costs for customer tablets currently in the Company’s return merchandise authorization process as of December 31, 2023 and June 30, 2023, respectively.

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

In February 2022, the Company was added as a co-defendant in a patent infringement lawsuit in the U.S. District Court for the district of Delaware that was brought against Hi Auto, Inc. by Valyant AI, Inc. (“Valyant”) in December 2021, alleging infringement of Valyant’s patent relating to a speech-based/natural language order process system. The lawsuit sought to enjoin the co-defendants from continued alleged infringement and sought unspecified statutory and other damages.  On October 23, 2023, the patent infringement lawsuit for which the Company was named as a co-defendant was dismissed.

In June 2022, the Company received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with its third-party subcontractor and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023 and the appeal is currently pending. As a result, the award has not met the criteria to be considered realizable as of December 31, 2023. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

During fiscal year 2023, the Company received a legal demand with certain former employees who were part of its May 2022 acquisition of Cyborg Ops, Inc. The demand relates to the basis of their change in employment status and whether certain unvested equity in the amount of 256,891 restricted stock awards for employee terminations during fiscal year 2023, which were forfeited and cancelled upon their departure in accordance with the terms of their employment contracts, warranted full and accelerated vestiture upon their last date of employment with the Company.  A further termination occurred in the first fiscal quarter of 2024 for which an incremental amount of restricted stock units of 97,881 are included in the legal demand. The Company maintains that it is not probable that there is a financial obligation related to this matter nor can the Company estimate any reasonable possible loss at this time, accordingly the Company has not recorded a charge for this matter.

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

October 2023 Securities Purchase Agreement

On October 10, 2023, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with CA (defined below), which closed on October 16, 2023, pursuant to which the Company agreed to sell an aggregate of 1,500,000 newly issued shares of the Company’s common stock, at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million (Refer to Note 7 for additional details).  The October Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. In addition, the October Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require the Company to issue additional shares of common stock to the Purchaser, upon the terms and subject to the conditions contained in the Purchase Agreement.  The anti-dilution provisions were triggered with the November Purchase Agreements (as defined below) and required the Company to issue 1,500,000 additional shares as noted above, which adjusted the purchase price to $1.00 per share from $2.00 per share in the October Purchase Agreement. The triggering of the anti-dilution provision was accounted for as a deemed dividend when it occurred resulting in a $1.5 million offsetting adjustment within additional paid-in capital.

November 2023 Capital Raise

On November 17, 2023, the Company entered into agreements (the “November Purchase Agreements”) with a syndicate of investors for the sale of 7,000,000 shares of the Company’s common stock in a registered offering that resulted in gross proceeds of $7.0 million. As part of the offering, a related party, Zaffran Special Opportunities, LLC, received an additional 750,000 shares, for total shares issued of 7,750,000. The offering resulted in fees of $0.8 million and closed on November 21, 2023.

The November Purchase Agreements include anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from November 21, 2023 to April 1, 2024 at a price per share below $1.00, which would require the Company to issue additional shares of common stock to the purchasers, upon the terms and subject to the conditions contained in the November Purchase Agreements.

The offering of securities in connection with this offering triggered such anti-dilution provisions in the October Purchase Agreement and the Third Amendment Conversion Warrants.  The Company agreed with each of Presto CA, LLC (“CA”), the purchaser in the October Purchaser Agreement and the Lenders in the Third Amendment Conversion Warrants that the “New Issuance Price” (as defined in the October Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. The Company was also required to increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares (Refer to Note 10 for details on the warrants.)

Placement Agency Agreement

On November 17, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Northland Securities, Inc. (“Northland”), Chardan Capital Markets LLC (“Chardan”) and The Benchmark Company, LLC (“Benchmark”), to act as exclusive placement agents in connection with the November offering (collectively, the “Placement Agents”). The Company agreed to (i) pay the Placement Agents a cash fee equal to $0.5 million, (ii) reimburse Northland up to $0.1 million for its reasonable and documented offering-related legal and other expenses and (iii) reimburse Benchmark and Chardan $15,000 each for reasonable and documented offering-related expenses. The placement agency fees combined were $0.6 million and including legal and other fees of $0.5 million resulted in aggregate costs of $1.1 million which were recorded to equity as an offset to proceeds received in the condensed consolidated statement of stockholders’ deficit.

Other Common Stock Transactions

On September 15, 2022, the Company (then Legacy Presto), received an equity investment of $1.0 million from an investor in exchange for 133,333 shares in the Company. Further, such investor held a significant portion of outstanding convertible notes on the date the investment was made. The Company recorded the proceeds received as an increase to additional paid-in capital.

On September 21, 2022, in connection with the closing of the Merger, Ventoux and Legacy Presto and a proposed convertible note lender (“Silver Rock”) agreed to terminate the proposed amended and restated convertible note subscription agreement, dated July 25, 2022, which was to be funded at the closing of the Merger. Pursuant to the termination agreement, Silver Rock agreed to the termination in exchange for 400,000 shares of common stock of Legacy Presto which were converted into 323,968 shares of Company common stock pursuant to the terms of the Merger Agreement. The share transfer was determined to be a termination fee valued at $1.6 million for the six months ended December 31, 2022, recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss), with an offsetting increase to additional paid-in capital. The Company also agreed to pay certain expenses of Silver Rock in the amount of $0.5 million during the six months ended December 31, 2022, which is recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss). In addition to the consideration transferred directly by the Company, 500,000 warrants to purchase common stock, held by the Sponsors, were transferred to Silver Rock. The substance of the warrant transfer by the Sponsor to Silver Rock under the termination agreement was such that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to Silver Rock in exchange for termination of the convertible note agreement. Accordingly, the Company recorded the transaction during the six months ended December 31, 2022, as other financing cost of $0.8 million within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss) with an offsetting increase to additional paid-in capital for the contribution.

The Company has the following shares of common stock reserved for future issuance:

As of
December 31,
2023
Warrants to purchase common stock	27,340,453
Common stock options and RSUs	11,866,211
Equity awards available for future grants	1,041,589
Earnout shares	14,115,953
54,364,206

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

Warrant Issuances to Purchase Common Stock

On October 16, 2023, in connection with the Third Amendment, the Company granted 3,000,000 of the Third Amendment Conversion Warrants and 25,000 of the Third Amendment Fee Warrants to purchase shares of common stock, par value $0.0001 per share of the Company, with an exercise price of $0.01 per share (Refer to Note 7 for additional details). In addition, the Third Amendment Conversion Warrants include anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require the Company to issue additional shares of common stock to the lenders, upon the terms and subject to the conditions contained in the agreement. The anti-dilution provisions of the Third Amendment Conversion Warrants were triggered with the November Purchase Agreements and the Company was required to increase the number of shares issuable under the Third Amendment Conversion Warrants from 3,000,000 to 6,000,000 shares of common stock. As discussed in the previous Note 9, in accordance with the anti-dilution provisions, the price per share that the Company is required to issue additional shares of warrants to purchase common stock was reduced to $1.00 per share upon the November 2023 Capital Raise. Refer to Note 15 for information on further triggering of the anti-dilution provisions subsequent to December 31, 2023.

The following tables represent the warrants on common stock outstanding as of December 31, 2023 and June 30, 2023:

	As of December 31, 2023
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$5.85	84,461		6.5	Liability
Common	June 2028	$0.01	404,961	[D]	6.7	Equity
Common	[E]	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$5.85	86,532		6	Liability
Common	July 2027	$0.37	402,679		6	Equity
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	[B]	$6.53	294,725	[B]	10	Equity
Common	March 2032	$8.16	374,912		10	Liability
Common	September 2027	$11.50	1,500,000		5	Equity
Common	September 2027	$8.21	8,625,000	[H]	5	Equity
Common	September 2027	$11.50	6,125,000	[I]	5	Liability
Common	March 2028	$0.01	400,000	[F]	5	Liability
Common	May 2028	$0.01	2,500,000	[G]	5	Liability
Common	October 2028	$0.01	6,025,000	[J]	5	Liability
Total			27,340,453

	As of June 30, 2023
	Expiration date	Exercise Price		Number of Shares		Term (years)	Classification
Common	[C]	$7.80		12,811		7	Equity
Common	[C]	$7.80		41,636		7	Equity
Common	[C]	$7.80		16,654		7	Equity
Common	March 2026	$5.85	*	84,461		6.5	Liability
Common	June 2028	$0.01		404,961	[D]	6.7	Equity
Common	[E]	$0.37		178,395		10	Equity
Common	March 2026	$0.37		57,952		10	Liability
Common	July 2027	$5.85	*	86,532		6	Liability
Common	July 2027	$0.37		402,679		6	Equity
Common	[A]	$8.16		182,158		[A]	Equity
Common	January 2031	$8.16		27,577		10	Liability
Common	[B]	$6.53		294,725	[B]	10	Equity
Common	March 2032	$8.16		374,912		10	Liability
Common	September 2027	$11.50		1,500,000		5	Equity
Common	September 2027	$8.21		8,625,000	[H]	5	Equity
Common	September 2027	$11.50		6,125,000	[I]	5	Liability
Common	March 2028	$0.01		400,000	[F]	5	Liability
Common	May 2028	$0.01		2,500,000	[G]	5	Liability
Total				21,315,453

* Prior period presentation of exercise price has been corrected to reflect the adjusted contractual price.

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.
[B] —

Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to common stock and have calculated the number of shares as the quotient of the aggregate warrant coverage dollar amount value of $1.9 million over the exercise price of $6.53 per share as of December 31, 2023 and June 30, 2023. Warrant will also expire at the earliest of 10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

[C] —	Warrants expire 5 years from the effective date of a registration statement for an initial public offering should one occur.
[D] —

Warrants were issued in October 2021 and are exercisable contingent on rollouts of the Company’s products and services to the warrant holder. Number of shares represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 0 and 66,396 remained contingent as of December 31, 2023 and June 30, 2023, respectively. Expense related to the cost of these warrants being recognized as a reduction to revenue in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

[J]

In connection with the effectiveness of the Third Amendment to the Credit Agreement, the Company issued the Third Amendment Warrants. The Third Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of the issuance of the warrants; provided, that the Company shall not affect the exercise of any portion of the warrant to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise. The warrant holder may redeem the Third Amendment Warrants for cash at their then fair value in the event of a (i) consolidation or merger with or into another party, (ii) a sale, assignment, transfer or disposal of substantially all of the Company’s assets, (iii) purchase, sale or tender of the Company’s common stock where the beneficial owner owns more than 50% of the Company’s common stock, and (iv) a reorganization, recapitalization or reclassification of the Company’s common stock.

11. Stock-Based Compensation

Stock-Based Compensation Plans

Effective with the Merger, the Board of Directors of the Company (the “Board”) adopted the 2022 Incentive Award Plan (the “2022 Plan”). Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). As of December 31, 2023, the number of shares of common stock reserved for future issuance under the 2022 Plan was 1,041,589. The Board may grant incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value at the date of grant. Awards generally vest ratably over periods determined by the Board, generally four or five years, and expire no later than ten years from the date of grant. For options and RSUs subject to the one-year cliff vesting, the expense is recognized as 25% or 20% of the total option value for a four-year or five-year vesting period, respectively, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

The Company had 300,376 stock options with performance and service vesting requirements in the six months ended December 31, 2022. The service-based vesting condition is satisfied by rendering continuous service for 4 years after the performance-based vesting condition occurs. The performance-based vesting condition is satisfied in connection with a public liquidity event. Effective with the closing of the Merger, the public liquidity event performance condition was achieved. The Company recognized an immaterial amount of expense associated with these options for the six months ended December 31, 2022.

In September 2022, the Company granted 1,200,000 RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs shall vest on December 31, 2022, 56.67% of the RSUs shall vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the three and six months ended December 31, 2023 related to the RSUs of $0.4 million and $0.8 million, respectively. The Company recorded compensation expense during the three and six months ended December 31, 2022 related to the RSUs of $0.4 million and $2.2 million, respectively.

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

The following summary of the equity incentive plan option activity is shown collectively for the 2018 Plan and the 2008 Plan:

	Number of	Weighted-	Weighted-	Aggregate
	Options	Average	Average Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life (years)	Value
Balance – June 30, 2023	9,901,703	$0.72	4.40
Exercised	(1,449,879)	$0.11
Forfeited and expired	(266,851)	$2.37
Balance –December 31, 2023	8,184,973	$0.76	3.53
Vested and expected to vest at December 31, 2023	8,184,973	$0.76	3.53	$1,937
Exercisable at December 31, 2023	7,858,409	$0.68	3.38	1,933

As of December 31, 2023, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $0.9 million which is expected to be recognized over a weighted-average period of 1.41 years.

The following is a summary of the equity incentive plan RSU activity for the 2022 Plan and the 2018 Plan:

	Number of	Weighted- Average
	Awards Outstanding	Grant Date Fair Value
Unvested Balance – June 30, 2023	4,560,645	$4.00
Granted	1,211,623	$2.23
Vested	(1,053,099)	$3.46
Forfeited	(1,037,931)	$3.51
Unvested Balance - December 31, 2023	3,681,238	$3.18

As of December 31, 2023, the unrecognized stock-based compensation expense related to outstanding unvested RSUs was $10.4 million which is expected to be recognized over a weighted-average period of 4.67 years.

Stock-based Compensation Expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees, including the expense associated with the earnout shares, by function is as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Research and development	$1,111	$555	$2,619	$732
Sales and marketing	286	224	606	336
General and administrative	1,759	1,749	3,385	3,808
	$3,156	$2,528	$6,610	$4,876

Stock-based compensation allocated to cost of goods sold was not material for the three and six months ended December 31, 2023 and 2022.

Employee Stock Purchase Plan

Effective with the closing of the Merger, the Company adopted an employee stock purchase plan (“ESPP”). There was no activity under the plan during the three and six months ended December 31, 2023 and 2022, as the Company has not yet conducted any offerings pursuant to the ESPP.

The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated 6 month offering periods. At the end of each offering period, employees are able to purchase shares at the lesser of (i) 85% of the fair market value of the Company’s common stock on the first day of the offering period and (ii) 85% of the fair market value of the Company’s common stock on the last day of the offering period, based on the closing sales price of the Company’s common stock as quoted on Nasdaq on such date.

Other Stock-based Compensation

Earnout Arrangement with holders of Legacy Presto Common Stock and Outstanding Equity Awards

As of December 31, 2023, unrecognized stock-based compensation expense for earnout awards is $4.3 million which is expected to be recognized over a weighted-average period of 0.89 years. As of December 31, 2023, 884,047 earnout shares held by current employees and directors were forfeited. The earnout shares given to common stockholders not held by current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on its condensed consolidated balance sheet. As of December 31, 2023, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

CyborgOps

In connection with the acquisition of CyborgOps, the Company issued 475,638 shares of common stock to employees of CyborgOps who had continued employment with the Company, which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. During the three and six months ended December 31, 2022, the Company recognized $0.3 million and $0.5 million of stock-based compensation expense related to these equity awards, respectively. Amounts recorded for stock-based compensation expense related to these equity awards was immaterial for the three and six months ended December 31, 2023. As of December 31, 2023, there are no longer any outstanding equity awards to former CyborgOps employees as they have terminated employment with the Company and all their unvested restricted stock awards were cancelled.

12. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes. The Company’s income tax expense was not material for the three and six months ended December 31, 2023 and 2022. The Company does not expect any material changes in tax position for the remainder of the fiscal year.

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Numerator:
Net income (loss), basic and diluted	$(18,054)	$(17,029)	$(12,682)	$17,760
Less deemed dividend on down-round provision	(1,500)	—	(1,500)	—
Net income (loss) attributable to common stockholders, basic and diluted	$(19,554)	$(17,029)	$(14,182)	$17,760

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	63,599,890	50,998,941	60,721,231	40,475,200
Add: Weighted average dilutive effect of stock options, RSUs and warrants	—	—	—	10,299,972
Weighted average shares outstanding - diluted	63,599,890	50,998,941	60,721,231	50,775,172
Net income (loss) per share attributable to common stockholders, basic	$(0.31)	$(0.33)	$(0.23)	$0.44
Net income (loss) per share attributable to common stockholders, diluted	$(0.31)	$(0.33)	$(0.23)	$0.35

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three months ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Stock options and RSUs	11,866,211	12,756,522	11,866,211	198,692
Common stock warrants	27,340,453	18,150,077	27,340,453	10,129,619
Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	39,206,664	30,906,599	39,206,664	10,328,311

The Company excluded 1,187,083 RSU’s from the calculation of diluted EPS as they are subject to performance conditions for which the necessary conditions had not been satisfied as of December 31, 2022.

The Company excluded 14,115,953 and 15,000,000 earnout shares from the calculation of diluted EPS as of December 31, 2023 and 2022 as they are subject to market conditions for which the necessary conditions have not been satisfied.

14. Related Party Transactions

On October 10, 2023, the Company entered into the October Purchase Agreement with Presto CA, LLC, pursuant to which the Company agreed to sell 1,500,000 newly issued shares of the Company’s common stock, at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million. Presto CA, LLC is affiliated with Cleveland Avenue, LLC, and Keith Kravcik, a director of the Company, who is the Chief Investment Officer of all of Cleveland Avenue’s various investment funds, including Presto CA, LLC.

As a result of anti-dilution provisions in the October Purchase Agreement, the Company issued 1,500,000 additional shares to Presto CA, LLC upon the issuance of common stock with the November Purchase Agreements. The Company recorded an offsetting entry to additional paid-in capital of $1.5 million.

On November 21, 2023, the Company entered into the November Purchase Agreements, one of which was with Zaffran Special Opportunities, LLC, a related party, to which the Company issued 750,000 newly issued shares of the Company’s common stock.

During the six months ended December 31, 2022, the Company received an equity investment of $1.0 million from an investor in exchange for 133,333 shares in the Company. Refer to Note 9 for further details.

In addition, during the six months ended December 31, 2022, the Company granted 1,200,000 of RSUs to a director and the previous interim chief executive officer (“CEO”) of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11.

15. Subsequent Events

Cash Collateral Account

On January 11, 2024, the Lenders delivered an activation notice to the Company’s bank and wired $10.0 million of restricted cash to an account designated by the Lenders as a result of existing events of default described below. The funds were applied to reduce the outstanding loan balance, which as of December 31, 2023 totaled $61.7 million in principal amount plus accrued interest.

XAC Judgment

In a decision rendered on January 16, 2024 by the Singapore Court of Appeal, the Company obtained a favorable verdict in the final hearing regarding its case against XAC Automation Corp (5490.TWO) (“XAC”). The Court dismissed XAC’s appeal and upheld the award of $11.1 million previously made to the Company. XAC has no further recourse to set aside the award and the Company is able to seek to enforce the award against XAC in Taiwan, the country of XAC’s domicile, going forward. The Company intends to pursue full collection of this award from XAC in Taiwan, which involves domesticating the award there and may take between several months to more than a year.

Touch Business Term Sheet

On January 17, 2024, the Company entered into a non-binding memorandum of understanding (“MoU”) with respect to the formation of a new company (the “Joint Venture”) for the purposes of the creation of and joint investment (the “Transaction”) in the business-to-business tablet touchscreen and tabletop ordering and restaurant services platform business currently owned by the Company (the “Touch Business”). Should the Transaction close, the Company will cease its own operations of the Touch Business. It is envisaged that the Company will enter into a transition services agreement with the Joint Venture for a limited period with respect to certain services.

The MoU specifies that the Company may own 40% of the Joint Venture. Other investors, including I2BF, Krishna Gupta and Remus Capital, related parties of the Company, as well as Joint Venture management, may hold the remaining ownership in the Joint Venture. I2BF and Remus Capital have appointed board representatives pursuant to contractual nominating rights with the Company. The Joint Venture will need additional capital to fund its operations and the Company will have a right of first refusal to participate in future capital raises by the Joint Venture.

The board of directors of Joint Venture will consist of five members, two of whom will be appointed by the Investors, one by the Company, one of whom will be the CEO of the Joint Venture and one of whom will be Krishna Gupta.

 The Joint Venture is intended to constitute a Touch Business Plan within the meaning of such term within the Credit Agreement. As such, it remains subject to the reasonable approval of the Agent pursuant to the terms of the Credit Agreement.

Forbearance Agreement

On January 22, 2024, the Company entered into a Forbearance Agreement and Fourth Amendment to Credit Agreement (the “Forbearance Agreement”) with the Agent and the Lenders. The Forbearance Agreement provides that the Lenders will not exercise remedies for a specified period of time pursuant to the events of default in December 2023 for failing to pay the quarterly monitoring fee and failing to deliver a Presto Touch business plan, as well as the anticipated future event of default due to the Company failing to appoint a new Chief Financial Officer reasonably acceptable to the Agent within 90 days of the prior Chief Financial Officer’s resignation, subject to the agreements and conditions set out below. The Company will pay the Agent a fee of $0.3 million to enter into the Forbearance Agreement. The Forbearance Agreement was terminated on February 17, 2024 by the Lenders.

If the Company raises gross cash proceeds of at least $6 million by January 29, 2024 in a Capital Raise (as defined below), the forbearance date would be extended to February 29, 2024 (the “First Forbearance”) (see below for termination date) and the following additional terms shall apply:

●	the interest rate under the Credit Agreement shall be reduced from 15% to 8% through December 31, 2024;
●	the Company shall issue warrants with an exercise price of $0.01 per share with the number of shares determined by the amount of interest that would accrue on the outstanding loan under the Credit Agreement through December 31, 2024 at a rate of 4% per annum;
●	the Company shall be permitted to pay interest under the Credit Agreement via PIK through June 30, 2024; and

payment of the monitoring fee for the period ending March 31, 2024 shall be deferred until June 30, 2024.

There were other additional terms appliable to the Forbearance Agreement that never took effect before the termination of the agreement.

A “Capital Raise” means the sale of new equity interests of the Company or the issue of a convertible subordinated note with specified terms and conditions and that is reasonably satisfactory to the Agent. The Capital Raise associated with the Third Forbearance can be achieved in whole or in part by means of the settlement with or direct payment to the Company of proceeds from the judgment against XAC Automation.

In connection with each Forbearance, the Lenders have agreed to waive the anti-dilution protection that they received in the Third Amendment Warrants, solely with respect to the Capital Raise, conditioned on the investors in the October Purchase Agreement and the November Purchase Agreements waiving the anti-dilution provisions in each respective agreement, solely with respect to the Capital Raise.

The Forbearance Agreement was contingent on the Company having appointed an independent member of the Board whose independence is acceptable to the Agent in its sole discretion. This was satisfied with the appointment of Matthew MacDonald as a member of the Board on January 28, 2024.

 Purchase Agreements

On January 29, 2024, the Company entered into Securities Purchase Agreements with several investors relating to the issuance and sale of an aggregate of:

●	$6.0 million principal amount of subordinated notes (the “January 2024 Notes”) from a number of investors consisting of (i) an investor (the “Lead Investor”) who purchased $3.0 million of the January 2024 Notes, (ii) Remus Capital Series B II, L.P. (“Remus Capital”), a related party affiliated with Krishna Gupta, which purchased $2.675 million of the January 2024 Notes, and (iii) various other investors, and
●	$3.0 million principal amount of subordinated notes issued to the Lead Investor in exchange for forfeiting 3,000,000 shares of the Company’s common stock that the Lead Investor had purchased on November 21, 2023 at a price of $1.00 per share in addition to 4,500,000 additional shares of common stock that would be issuable as a result of the triggering of the anti-dilution adjustment.

PIK Interest on the January 2024 Notes accrues monthly at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The January 2024 Notes are convertible into 36,000,000 shares of common stock at the option of each holder at an initial conversion price of $0.25 per share. The January 2024 Notes shall convert mandatorily into common stock at the conversion price immediately prior to (a) a restructuring transaction, and (b) a change of control transaction with a financial investor.

Upon the issuance of the January 2024 Notes through September 30, 2024, if the Company issues any common stock or securities convertible into or exchangeable for common stock at a price that is less than the initial conversion price of $0.25 per share, the conversion price shall be reduced to that lower price.

The January 2024 Notes are subordinated to the payment in full of the principal outstanding under the Credit Agreement.

Triggering and Partial Waiver of Anti-dilution Protection Associated with Previously Issued Securities.

The issuance of the January 2024 Notes triggered anti-dilution adjustment provisions in the October Purchase Agreement, the Third Amendment Conversion Warrants and the November Purchase Agreements.

The investors in the October Purchase Agreement and the November Purchase Agreements (other than one investor holding 1,000,000 shares) and the Lenders agreed that the “New Issuance Price” for the purpose of anti-dilution protection would be $0.40 and not $0.25. For the one investor holding 1,000,000 shares, the “New Issuance Price” was $0.25. As a result, the Company (i) increased the number of shares issuable upon the exercise of the Third Amendment Conversion Warrants by an additional 9,000,000 shares and (ii) issued 12,000,000 additional shares of the Company’s common stock to the investors in the October Purchase Agreement and the November Purchase Agreements, of which 4,500,000 additional shares were issued to a related party. Additional shares issued includes the one investor holding 1,000,000 shares who received 3,000,000 additional shares and excludes the Lead Investor holding 3,000,000 shares that were forfeited and exchanged for $3.0 million principal amount of subordinated notes.

 Fifth Amendment to the Credit Agreement

On January 30, 2024, the Company entered into a Fifth Amendment and Acknowledgment to the Credit Agreement (the “Fifth Amendment”). The material terms of the Fifth Amendment are as follows:

●	The parties confirmed that the issuance of the January 2024 Notes satisfied the requirements of the Forbearance Agreement in order for the Lenders to grant continued forbearance with respect to events of default under the Credit Agreement.
●	The date until which initial forbearance is granted was extended from the original date of February 29, 2024 in the Forbearance Agreement until March 8, 2024.
●	The Company agreed that on or prior to March 6, 2024, it will hold a shareholder meeting, among other things, to (i) approve the issuance of certain shares, including, without limitation, the Third Amendment Warrants, the Fifth Amendment Warrants and the Convertible Notes, and (ii) amend its certificate of incorporation to increase the authorized shares of common stock to not less than 100,000,000,000 shares. The failure of such meeting of the shareholders of the Company to occur on or before March 6, 2024 shall constitute an immediate event of default under the Credit Agreement.
●	The Company anticipates that its cash payments in February will result in a reduction in its operating cash that breaches the permitted “Net Adjusted Decrease in Operating Cash” covenant under the Credit Agreement.

Warrants to Purchase Common Stock

In connection with the effectiveness of the Fifth Amendment, the Company issued to the Agent warrants to purchase 5,323,298 shares of common stock with an exercise price of $0.01 (the “Fifth Amendment Warrants”). The Fifth Amendment Warrants were required to be issued pursuant to the Forbearance Agreement to account for the reduction in interest rate under the Credit Agreement from 12% to 8% upon the issuance of the January 2024 Notes. The Fifth Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of issuance; provided, that the Company shall not effect the exercise of any portion of the Fifth Amendment Warrants to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise. In addition, the Fifth Amendment Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from the issuance date to April 1, 2024 at a price per share below $0.40.

Recent Developments with Hi Auto

On January 29, 2024, the Company and Hi Auto amended their agreement to allow for each of Hi Auto and the Company to compete for the Checkers relationship, beginning on May 1, 2024. Hi Auto and the Company agree to continue their obligations under the existing agreement until the last remaining contract linked to the existing agreement ends June 30, 2024.

Liquidity Update

The Company projects that the net proceeds from the January 2024 Notes, together with the Company’s other cash resources and projected revenues, are sufficient for the Company to sustain its operations through the end of February 2024. The Company is currently exploring alternatives and is in discussions with potential investors to raise capital.

CEO Resignation

On February 4, 2024, Xavier Casanova tendered his resignation as CEO of the Company, effective immediately. The Company is in the process of identifying candidates to serve as CEO.

Notice of Failure to Satisfy a Continued Listing Rule

On February 6, 2024, the Company received a notice from Nasdaq stating that the Company is not in compliance with the requirement to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”), because the MVLS of the Company was below $50 million for the 30 consecutive business days prior to February 6, 2024. Nasdaq further indicated that, as of February 6, 2024, the Company did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rule 5450(b)(3)(A) for continued listing on the Nasdaq Global Market. The Notice is in addition to the previously disclosed letter received on December 28, 2023, notifying the Company that it was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). The notice does not currently impact the listing of the common stock on the Nasdaq Global Market at this time. The Company has a period of 180 calendar days, or until August 5, 2024, to regain compliance with the MLVS Requirement. During this period, the common stock will continue to trade on the Nasdaq Global Market. If at any time before August 5, 2024 the MLVS closes at $50 million or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the MLVS Requirement and the matter will be closed. In the event the Company does not regain compliance by August 5, 2024, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Notice provides that the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

Significant Customer Cancellation

As noted in Note 1, on February 1, 2024, one of the Company’s three major Presto Touch customers informed the Company of its intention to not renew its contract that expires on February 29, 2024.

Termination of Forbearance Agreement

On February 17, 2024, the Company received notice from the Agent and the Lenders of two events of default under the Credit Agreement: (1) that the Company did not replace its CEO with a chief restructuring officer or person with significant restructuring, turnaround and insolvency experience reasonably acceptable to the Agent within the time period required following the resignation of the prior CEO; and (2) that the Company failed to deliver certain financial reports to the Agent on a weekly basis as required by the Credit Agreement.

As a result, the Agent and the Lenders notified the Company that the forbearance agreement had terminated with the result that the Agent and Lenders are no longer required to forbear from exercising rights and remedies against the Company under the Credit Agreement as a result of these defaults or other existing and anticipated defaults that were the subject of the Forbearance Agreement.

Appointment of Interim Chief Executive Officer

On February 18, 2024, the Board appointed Gee Lefevre as Interim CEO of the Company to fill the previously disclosed vacancy of such position. In his capacity as Interim CEO, Mr. Lefevre will serve as the principal executive officer of the Company.

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

Following our founding in 2008, we initially focused exclusively on Presto Touch. As of June 30, 2023, we had shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States. Presto Voice addresses the pressing needs of drive-thru restaurant operators by improving order accuracy, reducing labor costs and increasing revenue through menu upselling, while also providing guests with an improved drive-thru experience. While Presto Touch has accounted for substantially all of our historical revenues, Presto Voice accounts for over 10% of our revenue for the three and six months ended December 31, 2023, and we believe that Presto Voice will contribute an increasing portion of our revenues in the future.

We are considering strategic alternatives related to our Presto Touch solution including evaluating whether to engage in a wind-down from Presto Touch, which could include either a sale, partial sale or abandonment in the coming months, and allows us to focus our efforts on our Presto Voice solution. Refer to Note 15 in Part I, Item 1, of this Quarterly Report on Form 10-Q for details on a memorandum of understanding relating to the Presto Touch solution entered into on January 17, 2024.

Liquidity

We currently face severe liquidity challenges. We project that the net proceeds from our recent capital raise in January 2024, together with our other cash resources and projected revenues, are sufficient for us to sustain our operations through the end of

February 2024. We entered into a forbearance agreement with the Agent, the Lenders and other parties, which was terminated on February 17, 2024 and as a result the Lenders are not required to forbear from exercising remedies under the Credit Agreement related to previous and current events of default. If we are able to raise the required capital by March 8, 2024, additional financing will still be necessary. Our future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

The Company cannot offer any assurance that any additional financing will be available on acceptable terms or at all. If the Company is unable to raise additional capital it would likely lead to an event of default under the Credit Agreement and the potential exercise of remedies by the Agent and Lender, which would materially and adversely impact our business, results of operations and financial condition.

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

Key Factors Affecting Our Performance

Continued Expansion in the Number of Locations in which Our Solutions are Used

We intend to expand the locations in which our solutions are used by rolling out our Presto Voice solution to franchisee customers in the restaurant groups with which we have entered into master services agreements.  We view the expansion of Presto Voice to these franchisee customers as a key driver of our revenue in the near term.

Maintaining Relationships with Existing Customers

For the three and six months ended December 31, 2023, our three largest restaurant customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) generated an aggregate of approximately 86% and 88% of our revenue, respectively, while for the three and six months ended December 31, 2022, they generated an aggregate of approximately 96% and 97%, respectively.  Two of these customers have entered into contracts for our Presto Touch that expire or were extended to June 30, 2024 and one customer’s contract term ends February 29, 2024. All three customers do not intend to renew.  Our effort to satisfy our lender by securing renewals of Presto Touch with all our existing customers with a transition to our next generation technology was not achieved as we have received notifications from two major customers of their intent to not renew on the next generation technology. Our lender required the renewals to be secured by December 31, 2023 and if not to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch. We are considering strategic alternatives with regards to our Presto Touch solution and are evaluating whether to engage in a wind-down which could be either a sale, partial sale or abandonment of the Presto Touch business in the coming months, to allow us to focus our efforts on our Presto Voice business. Refer to Note 15 of Part 1, Item 1 of this quarterly report on Form 10-Q for details on a memorandum of understanding relating to the Presto Touch solution entered into on January 17, 2024.

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

As we continue to grow our Presto Voice business, we are focusing on increasing the rate at which our solution successfully receives orders without the need for any HITL. As we continue to improve our AI accuracy and further deploy Presto Voice across store locations, we believe that the percentage of orders that do not require any human agent intervention will reach 30% or better.

At select locations where we our piloting the most advanced version of its AI technology, approximately 30% of orders taken at those locations do not require human agents to enter the orders. With this version of the AI engine, although the AI is able to complete the order without a human agent intervention, human supervision ensures that the AI is accurately entering the order and is immediately ready to review, validate and correct orders if necessary. We are rolling out this enhanced AI capability to all restaurants enabled by our AI technology and target enabling more than 80% of these stores by March 31, 2024. Pending the completion of that roll out, locations that use our AI technology currently use human agent intervention, including entering the order, in all instances.

As of January 17, 2024, our Voice AI technology has been installed in 122 restaurant locations (e.g., locations other than the 347 Checkers locations which are powered by Hi Auto’s solution). Of these 122 stores, 44 stores are using the most advanced version of our Voice AI technology and on average approximately 30% of orders taken at those locations do not require human intervention to complete the order. In these locations, human supervision still ensures that the Voice AI is accurately entering the order and is immediately ready to review, validate and correct orders if necessary. The percentage of orders that on average do not require human intervention may fluctuate over time as we continue the roll out of our technology. As of January 16, 2024, we had contracts for the installation of our Voice AI technology at an additional 184 restaurant locations.

Further increasing automation of orders through our improving AI engine and continuing to optimize human intervention will allow us to maintain desired levels of order accuracy while achieving profitability at the restaurant location level (referred to as “site margin”)

Seasonality

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

We have taken several steps during 2023 to operate our business more efficiently, improve profitability, streamline operations and reduce costs, including a reduction in force of our global full-time employees by 17% on November 15, 2023. The current execution of this cost reduction plan resulted in approximately $0.5 million in cost reduction charges for the three and six months ended December 31, 2023.  In addition, we have implemented initiatives including realigning personnel and other resources consistent with our current business needs and strategic plans. We intend to continue to evaluate opportunities to enhance our efficiencies, including further cost reductions as necessary.

On January 17, 2024, we entered into a non-binding memorandum of understanding (“MoU”) with respect to the formation of a new company (the “Joint Venture”) for the creation of and joint investment in our Presto Touch. Following the closing of the Joint Venture, we will cease our own operations of the Presto Touch and will not be responsible for subsequent costs. We expect to enter into a transition services agreement with the Joint Venture for a limited period with respect to certain services.  The MoU specifies that we will own 40% of the Joint Venture.

Components of Results of Operations

Revenue

During the three and six months ended December 31, 2023 and 2022, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and Presto Voice solutions (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) premium gaming content and other revenue, which includes professional services (“Transaction revenue”).

Over the last several months, we have been evaluating strategic alternatives for our Presto Touch solution and on January 17, 2024, we entered into a non-binding memorandum of understanding to form a new company for the purpose of the creation of a joint venture in the tablet touchscreen and tabletop ordering and restaurant services platform business currently owned by us. Following the closing of the transaction, we will cease operations of the Presto Touch business and we will not be responsible for ongoing costs with respect to the Presto Touch business. It is expected that we will enter into a transition services agreement with the Joint Venture for a limited period with respect to certain services. This will adversely impact our total revenue in the short-term, but we believe it will position us for revenue growth in the long-term. Refer to Note 15 of Part 1, Item 1 of this quarterly report on Form 10-Q for details on this memorandum of understanding relating to the Presto Touch solution.

Platform Revenue

Platform revenue is generated from fees charged to customers for access to our Presto Touch and Presto Voice solutions and is recognized ratably over the life of the contract, with a portion of the total contract value due upon execution of the contract and the remainder due monthly over the term of the contract. Our master service agreements with customers typically range from 12 to 36 months in duration. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue.  During the three and six months ended December 31, 2023, our Voice solutions for drive-thru restaurants contributed $0.6 million and $1.0 million respectively, which accounts for 12% and 10% of the total revenue generated during the respective periods. Revenue generated from Presto Voice was not material for the three and six months ended December 31, 2022.We are dedicated to expanding our presence in the drive-thru restaurant market, and we are committed to driving continued growth in our Presto Voice revenue stream.

Pursuant to an agreement with Hi Auto Ltd, (“Hi Auto”), we remit a revenue share associated with our Presto Voice at Checkers locations. As we have determined that we serve as an agent in the relationship because we do not control the related Voice hardware, software and other services and are not primarily responsible for fulfilling the obligations to the customer, we recognize this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 64% to 66% of the gross billings to the restaurant operators for the three and six months ended December 31, 2023 and between 64% and 68% for the three and six months ended December 31, 2022.  Our revenue for the three and six months ended December 31, 2023 and 2022, from Checkers also reflects, as a reduction to transaction price, the fair value of the warrant issued to Checkers. (See Note 3 of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q for further details).  We also pay Hi Auto a fee that is accounted for as cost of revenue which was $0.3 million and $0.6 million for the three and six months ended December 31, 2023, respectively, and $0.4 million and $0.5 million for the three and six months ended December 31, 2022, respectively.

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

As discussed above, regarding anticipated transition away from our Presto Touch business, we expect that this action will adversely impact our transaction revenue as it is related to our Presto Touch solution.

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

Transaction cost of revenue consists primarily of the portion of the fees collected from guests that are paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear primary responsibility for the solution, we are the principal in the premium content transaction and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The portion of the fees collected from guests that are withheld by and payable to the restaurant as part of the revenue share agreement with each restaurant is recorded to Transaction cost of revenue. The commissions paid to restaurants under our gaming revenue share agreements range on average between 86% to 98% and 86% to 96% of premium gaming content revenue by customer brand for the three and six months ended December 31, 2023, respectively, and 83% to 90% and 83% to 92% for the three and six months ended December 31, 2022, respectively.

Depreciation, amortization and impairment cost of revenue consists primarily of the costs of leased assets that are included in property and equipment, net in the balance sheet that are amortized to cost of revenue as well as capitalized software amortization. In addition, impairment charges are included for obsolete developed technology acquired in the CyborgOps acquisition and inventory related to Presto Touch.

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

Research and development. Research and development expenses consist primarily of employee-related costs associated with maintenance and the development of our solutions, and expenses associated with the use of third-party software directly related to the preliminary development and maintenance of our solutions and services, as well as allocated overhead. In addition, research and development expenses includes the impairment of intangible assets that were never placed into service. These costs are expensed as incurred unless they meet the requirements for capitalization.

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

Loss on Extinguishment of Debt and Financial Obligations

Loss on extinguishment of debt and financial obligations consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the six months ended December 31, 2022 and the extinguishment of our financial obligation with third parties during the three and six months ended December 31, 2022.

Other financing and financial instrument costs, net

Other financing and financial instrument costs, net primarily consists of expense related to the issuance of shares of common stock and the transfer of warrants upon termination of a convertible note agreement in the six months ended December 31, 2022, and associated legal fees, offset by the remeasurement of the liability related to the Unvested Sponsor Shares.

We account for the arrangement related to the Unvested Sponsor Shares in accordance with ASC 815-40 as equity-linked instruments which are not indexed to the entity’s own stock and accordingly such instruments are liability classified.

Other Income, Net

Other income, net includes income of $2.0 million due to the forgiveness of our Paycheck Protection Program (“PPP”) loans in the six months ended December 31, 2022. During the year ended June 30, 2023, we made an investment in a non-affiliated entity in the amount of $2.0 million. We have determined that the investment does not have a readily determinable fair value and therefore account for the investment at cost, as adjusted for any impairments and observable price changes. There were no adjustments recorded for impairments and observable price changes during the three and six months ended December 31, 2023.

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

Results of Operations

Comparison three and six months ended December 31, 2023 and 2022

The following table summarizes our results of operations:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2023	2022	2023	2022
Revenue
Platform	$2,175	$4,131	$4,241	$8,529
Transaction	2,718	3,221	5,537	6,180
Total revenue	4,893	7,352	9,778	14,709
Cost of revenue
Platform	1,327	4,219	2,523	8,208
Transaction	2,439	2,833	4,960	5,477
Depreciation, amortization and impairments	2,079	291	3,044	582
Total cost of revenue	5,845	7,343	10,527	14,267
Gross profit (loss)	(952)	9	(749)	442
Operating expenses:
Research and development	7,298	5,112	11,782	11,381
Sales and marketing	1,921	2,227	3,835	4,626
General and administrative	9,729	6,276	16,799	12,200
Total operating expenses	18,948	13,615	32,416	28,207
Loss from operations	(19,900)	(13,606)	(33,165)	(27,765)
Change in fair value of warrants and convertible promissory notes	5,286	(378)	26,311	59,444
Interest expense	(3,557)	(3,030)	(7,315)	(6,406)
Loss on extinguishment of debt and financial obligations	—	(337)	—	(8,095)
Other financing and financial instrument (costs), net	107	—	1,391	(1,768)
Other income, net	10	327	92	2,355
Total other income (expense), net	1,846	(3,418)	20,479	45,530
Net income (loss) before provision for income taxes	(18,054)	(17,024)	(12,686)	17,765
Provision (benefit) for income taxes	—	5	(4)	5
Net income (loss) and comprehensive income (loss)	$(18,054)	$(17,029)	$(12,682)	$17,760

Revenue

	Three months ended December 31,		Change		Six months ended December 31,		Change
(in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Platform	$2,175	$4,131	$(1,956)	(47)%	$4,241	$8,529	$(4,288)	(50)%
Transaction	2,718	3,221	(503)	(16)%	5,537	6,180	(643)	(10)%
Total revenue	$4,893	$7,352	$(2,459)	(33)%	$9,778	$14,709	$(4,931)	(34)%

Total revenue decreased 33% to $4.9 million for the three months ended December 31, 2023, as compared to $7.4 million for the three months ended December 31, 2022.

Platform revenue decreased 47% to $2.2 million for the three months ended December 31, 2023, as compared to $4.1 million for the three months ended December 31, 2022. The decrease is primarily attributable to the amortization and roll-off of deferred revenue related to legacy Touch contracts. This was offset by an increase of $0.6 million in the Presto Voice solution revenue, attributable to the continued rollout to new locations.

Transaction revenue decreased 16% to $2.7 million for the three months ended December 31, 2023, as compared to $3.2 million for the three months ended December 31, 2022. This is primarily attributable to lower volume of games being played by restaurant guests, partially offset by increases in pricing for our gaming fees.

Total revenue decreased 34% to $9.8 million for the six months ended December 31, 2023, as compared to $14.7 million for the six months ended December 31, 2022.

Platform revenue decreased 50% to $4.2 million for the six months ended December 31, 2023, as compared to $8.5 million for the six months ended December 31, 2022. The decrease is primarily attributable to the amortization and roll-off of deferred revenue related to legacy Touch contracts. This was offset by an increase of $1.0 million in the Presto Voice solution revenue, attributable to the continued rollout to new locations.

Transaction revenue decreased 10% to $5.5 million for the six months ended December 31, 2023, as compared to $6.2 million for the six months ended December 31, 2022. This is primarily attributable to lower volume of games being played by restaurant guests, partially offset by increases in pricing for our gaming fees.

Cost of Revenue

	Three months ended December 31,		Change		Six months ended December 31,		Change
(in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Platform	$1,327	$4,219	$(2,892)	(69)%	$2,523	$8,208	$(5,685)	(69)%
Transaction	2,439	2,833	(394)	(14)%	4,960	5,477	(517)	(9)%
Depreciation, amortization and impairments	2,079	291	1,788	614%	3,044	582	2,462	423%
Total costs of revenue	$5,845	$7,343	$(1,498)	(20)%	$10,527	$14,267	$(3,740)	(26)%

Cost of revenue decreased 20% to $5.8 million for the three months ended December 31, 2023, as compared to $7.3 million for the three months ended December 31, 2022.

Our Platform cost of revenue decreased 69% to $1.3 million for the three months ended December 31, 2023, as compared to $4.2 million for the three months ended December 31, 2022. The decrease was in line with the decrease in Platform revenue which impacted product deferred costs, installation and shipping costs during the three months ended December 31, 2023, relative to the three months ended December 31, 2022.

Our Transaction cost of revenue decreased 14% to $2.4 million for the three months ended December 31, 2023, as compared to $2.8 million for the three months ended December 31, 2022. The decrease was in line with the decrease in Transaction revenue.

Cost of revenue decreased 26% to $10.5 million for the six months ended December 31, 2023, as compared to $14.3 million for the six months ended December 31, 2022.

Our Platform cost of revenue decreased 69% to $2.5 million for the six months ended December 31, 2023, as compared to $8.2 million for the six months ended December 31, 2022. The decrease was in line with the decrease in Platform revenue which impacted product deferred costs, installation and shipping costs during the six months ended December 31, 2023, relative to the six months ended December 31, 2022.

Our Transaction cost of revenue decreased 9% to $5.0 million for the six months ended December 31, 2023, as compared to $5.5 million for the six months ended December 31, 2022. The decrease was in line with the decrease in Transaction revenue.

Cost of Revenue — Depreciation, amortization, and impairment

Our depreciation, amortization, and impairment in cost of revenue increased 614% to $2.1 million for the three months ended December 31, 2023 as compared to $0.3 million for the three months ended December 31, 2022 due to an increase in amortization of intangibles of $0.5 million for capitalized software that was both developed and became ready for its intended use either at the end of fiscal year 2023 or during fiscal year 2024, $0.9 million in impairment of our acquired technology related to CyborgOps and $0.4 million impairment of inventory related to our Presto Touch solution.

Our depreciation, amortization, and impairment cost in cost of revenue increased 423% to $3.0 million for the six months ended December 31, 2023 as compared to $0.6 million for the six months ended December 31, 2022 due to an increase in amortization of intangibles of $1.2 million for capitalized software that was both developed and became ready for its intended use either at the end of fiscal year 2023 or during fiscal year 2024, $0.9 million in impairment of our acquired technology related to CyborgOps and $0.4 million impairment of inventory related to our Presto Touch solution.

Operating Expenses

	Three months ended December 31,		Change		Six months ended December 31,		Change
(in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$7,298	$5,112	$2,186	43%	$11,782	$11,381	$401	4%
Sales and marketing	1,921	2,227	(306)	(14)%	3,835	4,626	(791)	(17)%
General and administrative	9,729	6,276	3,453	55%	16,799	12,200	4,599	38%
Total operating expenses	$18,948	$13,615	$5,333	39%	$32,416	$28,207	$4,209	15%

Operating expenses increased by 39% to $18.9 million for the three months ended December 31, 2023, as compared to $13.6 million for the three months ended December 31, 2022.

Operating expenses increased by 15% to $32.4 million for the six months ended December 31, 2023, as compared to $28.2 million for the six months ended December 31, 2022.

Research and Development

Research and development expenses increased 43% to $7.3 million for the three months ended December 31, 2023, as compared to $5.1 million for the three months ended December 31, 2022. The increase resulted primarily from the impairment of capitalized software of $2.8 million related to our discontinued vision offering, as well as impairment of capitalized software of $0.4 million related to the next generation of our Presto Touch solution. Both of these abandoned technologies had not previously been placed into service. Other increases include an increase of $0.6 million in stock-based compensation expense, offset by a decrease of salaries and employee benefits expense of $0.5 million due to a decrease in overall headcount and a decrease in bonuses paid to employees from the acquisition of CyborgOps, Inc in the three months ended December 31, 2022, a decrease in professional fees of $0.6 million, and a decrease in other expenses of $0.5 million.

Research and development expenses increased 4% to $11.8 million for the six months ended December 31, 2023, as compared to $11.4 million for the six months ended December 31, 2022. The increase resulted primarily from the impairment of capitalized software of $2.8 million related to our discontinued vision offering as well as impairment of capitalized software of $0.4 million related to the next generation of our Presto Touch solution. Both of these abandoned technologies had not previously been placed into service. Other increases to research and development expense include an increase of $1.8 million in stock-based compensation expense, offset by a decrease of salaries and employee benefits expense of $2.8 million due to a decrease in overall headcount and a decrease in bonuses paid to employees from the acquisition of CyborgOps, Inc for the six months ended December 31, 2022, decrease in professional fees of $0.9 million, and decrease in other expenses of $0.9 million.

Sales and Marketing

Sales and marketing expenses decreased 14% to $1.9 million for the three months ended December 31, 2023, as compared to $2.2 million for the three months ended December 31, 2022. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $0.3 million, as a result of a decrease in headcount and a decrease of $0.1 million in other costs, offset by an increase of $0.1 million in stock-based compensation expense.

Sales and marketing expenses decreased 17% to $3.8 million for the six months ended December 31, 2023, as compared to $4.6 million for the six months ended December 31, 2022. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $0.5 million, as a result of a decrease in headcount, a decrease in professional fees as a result of a public relations fee paid upon the completion of the Merger of $0.4 million in the six months ended December 31, 2022, and a decrease of $0.2 million in other costs offset by an increase of $0.3 million in stock-based compensation expense.

General and Administrative

General and administrative expenses increased 55% to $9.7 million for the three months ended December 31, 2023, as compared to $6.3 million for the three months ended December 31, 2022. The increase resulted primarily from an increase of $3.3 million in professional fees for legal, audit, public company compliance and other expenses, an increase of $0.2 million in other expenses.

General and administrative expenses increased 38% to $16.8 million for the six months ended December 31, 2023, as compared to $12.2 million for the six months ended December 31, 2022. The increase resulted primarily from an increase of $5.0 million in professional fees for legal, audit, public company compliance and other expenses, an increase of $0.2 million due to D&O insurance, offset by a decrease of $0.4 million in stock-based compensation and $0.2 million in salaries and benefits.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Change in fair value of warrants and convertible promissory notes	$5,286	$(378)	$5,664	1,498%	$26,311	$59,444	$(33,133)	56%

During the three months ended December 31, 2023, the change in fair value of warrants and convertible promissory notes was a gain of $5.3 million, as compared to a loss of $0.4 million during the three months ended December 31, 2022, due to the warrants being remeasured and the gain being driven primarily by a decrease in our stock price during the three months ended December 31, 2023.

During the six months ended December 31, 2023, the change in fair value of warrants and convertible promissory notes was a gain of $26.3 million, as compared to a gain of $59.4 million during the six months ended December 31, 2022. The primary reason for the gain in the six months ended December 31, 2023 was due to the warrants being remeasured resulting in a gain, with such gain being driven primarily by a decrease in our stock price.

The remeasurement gain recorded during the six months ended December 31, 2022, was primarily driven by two factors. First, immediately prior to the closing of the Merger, the convertible notes and warrants were remeasured to their then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million. Second, with the closing of the Merger, we assumed $9.4 million of warrant liabilities associated with the legacy private warrants of VTAQ and issued additional warrants with a fair value of $0.8 million. At December 31, 2022, the warrants were remeasured to fair value based on the December 31, 2022 price of our common stock, resulting in $11.2 million gain on remeasurement. The primary factor affecting the change in fair value of the warrants was the assumption of the private warrants, the issuance of additional warrant shares, and the decrease in our stock price during the six months ended December 31, 2022.

Interest Expense

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	$3,557	$3,030	$527	17%	$7,315	$6,406	$909	14%

Interest expense increased 17% to $3.6 million for the three months ended December 31, 2023, as compared to $3.0 million for the three months ended December 31, 2022. The increase was due to us having higher interest-bearing term loan debt outstanding during the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.

Interest expense increased 14% to $7.3 million for the six months ended December 31, 2023, as compared to $6.4 million for the six months ended December 31, 2022. The increase was due to us having higher interest-bearing term loan debt outstanding during the six months ended December 31, 2023 as compared to the six months ended December 31, 2022.

Loss on Extinguishment of Debt and Financial Obligations

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Loss on extinguishment of debt and financial obligations	$—	$337	$(337)	(100)	$—	$8,095	$(8,095)	(100)

Loss on extinguishment of debt and financial obligations was zero during the three and six months ended December 31, 2023 as compared with a loss of $0.3 million and $8.1 million recorded in the three and six months ended December 31, 2022, respectively. The loss during six months ended December 31, 2022 is principally due to our loss on the extinguishment of its term loans outstanding prior to the Merger in the amount of $7.8 million. Further during the three and six months ended December 31, 2022, we recorded a loss of $0.3 million related to the extinguishment of certain financing obligations.

Other Financing and Financial Instrument (Costs) Income, Net

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Other financing and financial instrument income (costs), net	$107	$—	$107	N/A	$1,391	$(1,768)	$3,159	(179)

Other financing and financial instrument income (costs), net was immaterial for the three months ended December 31, 2023 and 2022

Other financing and financial instrument income (costs), net was $1.4 million and cost of $1.8 million for the six months ended December 31, 2023 and 2022, respectively.

The income incurred during the six months ended December 31, 2023, was due solely to $1.4 million of income from the remeasurement of the unvested sponsor shares liability. The costs incurred during the six months ended December 31, 2022 were due to $2.4 million of expense related to the issuance of shares and transfer of warrants upon termination of a convertible note agreement and $0.5 million of associated legal fees, partially offset by $1.2 million of income from the remeasurement of the unvested founder shares liability.

Other Income, Net

	Three months ended December 31,		Change		Six months ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Other income, net	$10	$327	$(317)	(97)%	$92	$2,355	$(2,263)	(96)%

Other income, net decreased to $0.0 million for the three months ended December 31, 2023, as compared to other income, net of $0.3 million for the three months ended December 31, 2022. The decrease was primarily due to interest earned on proceeds received from the Merger which were held in money market accounts during the three months ended December 31, 2022. We did not have significant interest from money markets accounts during the three months ended December 31, 2023.

Other income, net decreased to $0.1 million for the six months ended December 31, 2023, as compared to other income, net of $2.4 million for the six months ended December 31, 2022. The decrease was primarily due to the forgiveness of our PPP loan during the six months ended December 31, 2022 as well as the interest earned on proceeds received from the Merger which were held in money market accounts during the three months ended December 31, 2022.

Provision for Income Taxes

Provision for income taxes was not material in the three and six months ended December 31, 2023 and 2022.

Liquidity and Capital Resources

As of December 31, 2023 and June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $3.4 million and $15.1 million, respectively, which were held for working capital purposes. This excludes $10.0 million of restricted cash as of December 31, 2023 and June 30, 2023.

On January 11, 2024, our Lenders delivered an activation notice to our bank and wired the $10.0 million of restricted cash to an account designated by the Lender. The funds were applied to reduce the outstanding loan balance which as of December 31, 2023 totaled $61.7 million in principal amount plus accrued interest.

We currently face severe liquidity challenges.

On January 29, 2024, we raised gross proceeds of $6.0 million through the issuance of subordinated notes. Refer to Note 15. Subsequent Events of Item 1 of this Quarterly Report on Form 10-Q for further details. We project that the net proceeds from our recent capital raise in January 2024, together with our other cash resources and projected revenues, are sufficient for us to sustain our operations through the end of February 2024.

Substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. We are seeking to mitigate the conditions or events that raise this substantial doubt, however, as some components of these plans are outside of management’s control, we cannot offer any assurances they will be effectively implemented. We cannot offer any assurance that any additional financing will be available on acceptable terms or at all. If we are unable to raise additional capital it would likely lead to an event of default under the Credit Agreement and the potential exercise of remedies by the Agent and Lender, which would materially and adversely impact our business, results of operations and financial condition. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Our plans for additional financing are intended to mitigate the conditions or events that raise this substantial doubt. However, as some aspects of the plans are outside of our control, we cannot provide any assurance that they will be effectively implemented. We cannot be certain that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be materially and adversely affected.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended December 31,		Change
(in thousands)	2023	2022	$	%
Net cash (used in) operating activities	$(21,934)	$(26,561)	$4,627	17%
Net cash (used in) investing activities	(2,252)	(4,630)	2,378	51
Net cash provided by financing activities	12,418	66,385	(53,967)	(81)
Net increase (decrease) in cash	$(11,768)	$35,194	$(46,962)	(133)%

Operating Activities

For the six months ended December 31, 2023, net cash used in operating activities decreased by 17%, to $21.9 million, as compared to $26.6 million for the six months ended December 31, 2022.

For the six months ended December 31, 2023, net cash used in operating activities was $21.9 million. This consisted of our net loss of $12.7 million and net use of cash from changes in operating assets and liabilities of $1.6 million and non-cash adjustments of $7.7 million. The net use of cash from changes in operating assets and liabilities primarily relates to an increase in inventory of $0.1 million and a decrease in accounts payable of $0.3 million, accrued liabilities of $0.8 million, deferred revenue of $0.3 million and other long-term liabilities of $0.1 million. Such uses of cash were partially offset by a decrease in deferred costs of $0.5 million and a decrease of $0.6 million in prepaid expenses and other current assets. The non-cash adjustments primarily relate to gains associated with changes in the fair value of warrants and convertible promissory notes of $26.3 million and changes in the fair value of unvested sponsor shares liability of $1.4 million, partially offset by stock-based compensation expense of $3.9 million, paid in-kind interest expense of $4.3 million, impairment of capitalized software and acquired technology of $4.1 million, earnout share stock-based compensation expense of $2.7 million, amortization of debt discount and debt issuance costs of $2.4 million, and depreciation and amortization of $1.8 million.

For the six months ended December 31, 2022, net cash used in operating activities was $26.6 million. This consisted of our net income of $17.8 million and a net use of cash from changes in operating assets and liabilities of $3.0 million partially offset by adjustments for non-cash gains, net of $41.3 million. The net use of cash from changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $1.1 million, an increase in prepaids and other current assets of $1.2 million, a decrease in accrued liabilities of $2.1 million and a decrease in deferred revenue of $6.6 million. Such uses of cash were partially offset by a decrease in deferred costs of $6.3 million and a decrease in accounts payable of $1.4 million. The non-cash adjustments primarily relate to gains associated with changes in fair value of warrants and convertible promissory notes of $48.3 million and change in fair value of our liability-classified warrants of $11.2 million,  forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of unvested founder shares liability of $1.2 million, partially offset by loss on debt extinguishment of debt and financing obligations of $8.1 million, stock-based compensation expense of $3.0 million, paid in-kind interest expense of $2.4 million, share and warrant cost on termination of convertible note agreement of $2.4 million, earnout share stock-based compensation expense of $1.9 million, amortization of debt discount and debt issuance costs of $1.9 million, and depreciation, amortization and impairment of $0.8 million.

Investing Activities

For the six months ended December 31, 2023, net cash used in investing activities decreased to $2.3 million, as compared to $4.6 million for the six months ended December 31, 2022.

For the six months ended December 31, 2023, cash used in investing activities primarily consisted of cash outflows for capitalized software of $2.0 million.

For the six months ended December 31, 2022, cash used in investing activities primarily consisted of cash outflows for capitalized software of $2.5 million and a cash outflow for an investment in a non-affiliate of $2.0 million.

Financing Activities

For the six months ended December 31, 2023, net cash provided by financing activities decreased to $12.4 million of cash, as compared to $66.4 million cash provided by financing activities for the six months ended December 31, 2022.

For the six months ended December 31, 2023, cash provided by financing activities was $12.4 million, which consisted primarily of proceeds from equity financing, net of transaction costs, of $9.2 million and net proceeds from the issuance of additional term loans of $3.8 million, proceeds from the exercise of stock options of $0.2 million, partially offset by principal payments of financing obligations of $0.8 million.

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

Capital Raise

On November 17, 2023, we entered into agreements with a syndicate of investors, to sell 7,000,000 shares of our common stock in a registered offering that resulted in gross proceeds of approximately $7.0 million. The offering also included the issuance of an additional 750,000 shares to a related party, Zaffran Special Opportunities, LLC, bringing the total of shares issued in the offering to 7,750,000 shares. The offering closed on November 21, 2023.

The offering of our securities triggered anti-dilution provisions in the Purchase Agreement with Presto CA, LLC and the Third Amendment Conversion Warrants. We agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. As a result of the capital raise, we were required to issue an additional 1,500,000 shares to CA and increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares.

Financing Obligations

As of December 31, 2023 and June 30, 2023, our financing obligations consisted of the following:

	As of December 31,	As of June 30,
(in thousands)	2023	2023
Receivable financing facility	$3,624	$4,067
Equipment financing facility	—	609
Total financing obligations	3,624	4,676
Less: financing obligations, current	(3,624)	(1,676)
Total financing obligations, non-current	$—	$3,000

Receivable Financing Facility

On December 15, 2023, we entered into an amendment to the receivable facility, which changed the amount and timing of certain repayments but not the aggregate amount or the maturity date. The amendment is considered a troubled debt restructuring under the guidance of ASC 470 with no gain or loss recorded at the time of the amendment. We did not incur any additional expenses.

The receivable financing arrangement calls for monthly payments of principal and interest totaling an aggregate of $0.9 million and $3.0 million in the remainder of fiscal years 2024 and fiscal year 2025, respectively.

Equipment Financing Facility

We had equipment financing facilities with third party financing partners to secure payments of certain tablet purchases. Such arrangements generally had terms ranging from three to five years and interest rates ranging from 8% to 14%. We then leased the tablets to one of our customers through operating leases that have 4-year terms. This facility no longer has an outstanding balance as of December 31, 2023.

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

Debt Arrangements

As of December 31, 2023 and June 30, 2022, our outstanding debt, net of debt discounts, under our Credit Agreement (described below) consisted of the following:

	As of December 31,	As of June 30,
(in thousands)	2023	2023
Term loans	55,632	50,639
Total debt	55,632	50,639
Less: debt, current	(55,632)	(50,639)
Total debt, noncurrent	$—	$—

Term Loan - Credit Agreement

General

On September 21, 2022, in connection with the consummation of the Merger, we entered into a Credit Agreement (the “Credit Agreement”), with the subsidiary guarantors party thereto, Metropolitan Partners Group Administration, LLC (“Metropolitan”), as administrative, payment and collateral agent (the “Agent”), the lenders party thereto (“Lenders”) and other parties party thereto, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Initial Term Loans” and which the Lenders have agreed to extend by an additional $3.0 million (the “Third Amendment Term Loans” and together with the Initial Term Loans, the “Term Loans”). In conjunction with the initial Credit Agreement, we issued 1,500,000 warrants to purchase common stock to the Lenders as debt discount. Such warrants were determined to be equity classified and we recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 for further details on the aforementioned warrants. We also pay a debt monitoring fee under the Credit Agreement of $0.1 million per quarter which is recorded as interest expense in the condensed consolidated statement of operations and comprehensive income (loss).

Purchase Agreements

On January 29, 2024, we entered into Securities Purchase Agreements with several investors relating to the issuance and sale of an aggregate of:

●	$6.0 million principal amount of subordinated notes (the “January 2024 Notes”) from a number of investors consisting of (i) an investor (the “Lead Investor”) who purchased $3.0 million of the Notes, (ii) Remus Capital Series B II, L.P. (“Remus Capital”), a related party affiliated with Krishna Gupta, which purchased $2.675 million of the Notes, and (iii) various other investors, and
●	$3.0 million principal amount of subordinated notes issued to the Lead Investor in exchange for forfeiting 3,000,000 shares of our common stock that the Lead Investor had purchased on November 21, 2023 at a price of $1.00 per share in addition to 4,500,000 additional shares of common stock that would be issuable as a result of the triggering of the anti-dilution adjustment.

PIK Interest on the January 2024 Notes accrues monthly at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The January 2024 Notes are convertible into 36,000,000 shares of common stock at the option of each holder at an initial conversion price of $0.25 per share. The January 2024 Notes shall convert mandatorily into common stock at the conversion price immediately prior to (a) a restructuring transaction, and (b) a change of control transaction with a financial investor.

Upon the issuance of the January 2024 Notes through September 30, 2024, if we issue any common stock or securities convertible into or exchangeable for common stock at a price that is less than the initial conversion price of $0.25 per share, the conversion price shall be reduced to that lower price.

The January 2024 Notes are subordinated to the payment in full of the principal outstanding under the Credit Agreement.

Triggering and Partial Waiver of Anti-dilution Protection Associated with Previously Issued Securities.

The issuance of the January 2024 Notes triggered anti-dilution adjustment provisions in the October Purchase Agreement, the Third Amendment Conversion Warrants and the November Purchase Agreements.

The investors in the October Purchase Agreement and the November Purchase Agreements (other than one investor holding 1,000,000 shares) and the Lenders agreed that the “New Issuance Price” for the purpose of anti-dilution protection would be $0.40 and not $0.25. For the one investor holding 1,000,000 shares, the “New Issuance Price” was $0.25. As a result, we (i) increased the number of shares issuable upon the exercise of the Third Amendment Conversion Warrants by an additional 9,000,000 shares and (ii) issued 12,000,000 additional shares of our common stock to the investors in the October Purchase Agreement and the November Purchase Agreements, of which 4,500,000 additional shares were issued to a related party. Additional shares issued includes the one investor holding 1,000,000 shares who received 3,000,000 additional shares and excludes the Lead Investor holding 3,000,000 shares that were forfeited and exchanged for $3.0 million principal amount of subordinated notes.

 Fifth Amendment to the Credit Agreement

On January 30, 2024, we entered into a Fifth Amendment and Acknowledgment to the Credit Agreement (the “Fifth Amendment”).

The material terms of the Fifth Amendment are as follows:

●	The parties confirmed that the issuance of the January 2024 Notes satisfied the requirements of the Forbearance Agreement in order for the Lenders to grant continued forbearance with respect to events of default under the Credit Agreement.
●	The date until which initial forbearance is granted was extended from the original date of February 29, 2024 in the Forbearance Agreement until March 8, 2024.

●	We agreed that on or prior to March 6, 2024, we will hold a shareholder meeting, among other things, to (i) approve the issuance of certain shares, including, without limitation, the Third Amendment Warrants, the Fifth Amendment Warrants and the Convertible Notes, and (ii) amend its certificate of incorporation to increase the authorized shares of common stock to not less than 100,000,000,000 shares. The failure of such meeting of our shareholders to occur on or before March 6, 2024 shall constitute an immediate event of default under the Credit Agreement.
●	We anticipate that our cash payments in February will result in a reduction in our operating cash that breaches the permitted “Net Adjusted Decrease in Operating Cash” covenant under the Credit Agreement.

Warrants to Purchase Common Stock

In connection with the effectiveness of the Fifth Amendment, we issued to the Agent warrants to purchase 5,323,298 shares of common stock with an exercise price of $0.01. (the “Fifth Amendment Warrants”). The Fifth Amendment Warrants were required to be issued pursuant to the Forbearance Agreement to account for the reduction in interest rate under the Credit Agreement from 12% to 8% upon the issuance of the January 2024 Notes. The Fifth Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of issuance; provided, that we shall not effect the exercise of any portion of the Fifth Amendment Warrants to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise. In addition, the Fifth Amendment Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of our common stock from the issuance date to April 1, 2024 at a price per share below $0.40.

Liquidity Update

We project that the net proceeds from the January 2024 Notes, together with our other cash resources and projected revenues, are sufficient for us to sustain our operations through the end of February 2024. We are currently exploring alternatives and are in discussions with potential investors to raise capital.

Termination of Forbearance Agreement

On February 17, 2024, we received notice from the Agent and the Lenders of two events of default under the Credit Agreement: (1) that we did not replace our CEO with a chief restructuring officer or person with significant restructuring, turnaround and insolvency experience reasonably acceptable to the Agent within the time period required following the resignation of the prior CEO; and (2) that we failed to deliver certain financial reports to the Agent on a weekly basis as required by the Credit Agreement.

As a result, the Agent and the Lenders notified us that the forbearance agreement had terminated with the result that the Agent and Lenders are no longer required to forbear from exercising rights and remedies against us under the Credit Agreement as a result of these defaults or other existing and anticipated defaults that were the subject of the Forbearance Agreement.

Appointment of Interim Chief Executive Officer

On February 18, 2024, the Board appointed Gee Lefevre as Interim CEO of the Company to fill the previously disclosed vacancy of such position. In his capacity as Interim CEO, Mr. Lefevre will serve as the principal executive officer of the Company.

Forbearance Agreement and Fourth Amendment to the Credit Agreement

On January 22, 2024, we entered into a Forbearance Agreement and Fourth Amendment to the Credit Agreement (“the Forbearance Agreement”) with the Agent and the Lenders. The Forbearance Agreement provides that the Lenders will not exercise remedies for a specified period of time pursuant to the events of the December 2023 default for failing to pay the quarterly monitoring fee and failing to deliver a Presto Touch business plan, as well as the anticipated future event of default due to us failing to appoint a new Chief Financial Officer reasonably acceptable to the Agent within 90 days of the prior Chief Financial Officer’s resignation, subject to the agreements and conditions set out below. We will pay the Agent a fee of $0.3 million to enter into the Forbearance Agreement.

Forbearance Date and Related Terms

If we raise gross cash proceeds of at least $6 million by January 29, 2024 in a Capital Raise (as defined below), the forbearance date would be February 29, 2024 (the “First Forbearance”) (see termination date above) and the following additional terms shall apply:

●	the interest rate under the Credit Agreement shall be reduced from 15% to 8% through December 31, 2024;
●	we will issue warrants with an exercise price of $0.01 per share with the number of shares determined by to the amount of interest that would accrue on the outstanding loan under the Credit Agreement through December 31, 2024 at a rate of 4% per annum;
●	we will be permitted to pay interest under the Credit Agreement via PIK through June 30, 2024; and
●	payment of the monitoring fee for the period ending March 31, 2024 will be deferred until June 30, 2024.

There were other additional terms of the Forbearance Agreement which were terminated prior to them becoming effective on the forbearance termination date.

A “Capital Raise” means the sale of new equity interests or the issue of a convertible subordinated note with specified terms and conditions and that is reasonably satisfactory to the Agent. The Capital Raise associated with the Third Forbearance can be achieved in whole or in part by means of the settlement with or direct payment to us of proceeds from the judgment against XAC Automation.

In connection with each Forbearance, the Lenders have agreed to waive the anti-dilution protection that they received in the Third Amendment Warrants, solely with respect to the Capital Raise, conditioned on the investors in the October Purchase Agreement and the November Purchase Agreements waiving the anti-dilution provisions in each respective agreement, solely with respect to the Capital Raise.

 Cash Collateral Account

On January 11, 2024, the Lenders delivered an activation notice to our bank and wired $10.0 million of restricted cash to an account designated by the Lenders as a result of the existing events of default described above. The funds were applied to reduce the outstanding loan balance which as of December 31, 2023 totaled $61.7 million in principal amount plus accrued interest.

Touch Business Term Sheet

On January 17, 2024, we entered into a non-binding memorandum of understanding (“MoU”) with respect to the formation of a new company (the “Joint Venture”) for the purposes of the creation of and joint investment (the “Transaction”) in Presto Touch. If the Transaction closes, we will cease our own operations of Presto Touch and will not be responsible for ongoing costs with respect to Presto Touch. We expect to enter into a transition services agreement with the Joint Venture for a limited period with respect to certain services.

The Joint Venture is intended to constitute a Touch Business Plan within the meaning of such term within the Credit Agreement. As such, it remains subject to the reasonable approval of the Agent pursuant to the terms of the Credit Agreement.

Third Amendment and Related Purchase Agreement

On October 10, 2023, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) pursuant to which the parties amended or removed certain covenants of the Credit Agreement (including the removal of a covenant in respect of a maximum net leverage ratio of 1.20 to 1.00) and, the Lenders agreed to waive existing defaults under the Credit Facility, advance an additional $3.0 million of Term Loans to us, and exchange an aggregate of $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”). The effectiveness of the Third Amendment was conditioned, in part, upon (1) evidence of a gross amount of additional equity investment of $3.0 million, to be used for working capital purposes, which closed on October 16, 2023, in private placement with an affiliate of our existing shareholder, Cleveland Avenue, (described below), (2) us hiring a chief financial officer reasonably satisfactory to the Agent, which was satisfied on October 10, 2023, (3) by no later than October 16, 2023, evidence that we have engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan in connection with upcoming capital raises. The conditions precedent were satisfied and the Amendment was closed on October 17, 2023.

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

The Term Loans were borrowed in full at closing. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. The amendments to the Credit Agreement provide that, with respect to interest accruing for the interest periods ending December 31, 2023 through to January 31, 2024, we may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, we may request that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis, subject to the prior approval by Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis.

During the three and six months ended December 31, 2023, we recorded PIK interest expense amounts of $3.1 million and $4.2 million, which have been reflected as an increase to the outstanding debt balance. Further, during the three and six months ended December 31, 2023, we recorded interest expense associated with the amortization of debt discounts in the amount $1.1 million and $2.4 million. Accordingly at December 31, 2023, the term loans, current balance of $55.1 million reflects $58.0 million of principal and $3.7 million PIK interest accrual, as reduced by unamortized debt issuance costs of $6.6 million.

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

We had pursued renewals of Presto Touch with all our existing customers including a transition to our next generation technology. Our lender required us to obtain renewals by December 31, 2023, or we would have to provide and implement a strategic wind-down plan that is reasonably acceptable to Metropolitan with respect to Presto Touch. We have received notification from two of our three major Presto Touch customers of their intent to not renew their contracts which expire June 30, 2024. We are considering strategic alternatives with regards to our Presto Touch solution and are evaluating whether to engage in a wind-down which could be either a sale, partial sale or abandonment of the Presto Touch business in the coming months, to allow us to focus our efforts on our Presto Voice business. The estimated monthly reduction in expenditures and the incurrence of nonrecurrent expenses is included in the full implementation of the steps set out in this Item 2, under the heading, “Continued Implementation of On-Going Cost Improvement Program,” on the cost reduction initiated on November 15, 2023. Refer to Note 15 for details on a memorandum of understanding relating to the Presto Touch solution entered into on January 17, 2024.

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

Premium Financing

On October 4, 2023, we entered into a premium financing agreement to finance approximately $0.8 million in the form of a term loan, which is secured by our insurance policies. The proceeds of the loan will be used to pay insurance premiums for D&O insurance. The related interest rate is 8.43% with monthly principal and interest payments of $0.1 million and a maturity date of May 2024.

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

Paycheck Protection Program Loan

In March 2021 we obtained a PPP loan in the amount of $2.0 million through the U.S. Small Business Administration. The loan was to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. We utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. Our accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the six months ended December 31, 2022, we received forgiveness of the PPP loan of $2.0 million and recognized income on forgiveness within other income, net in our condensed consolidated statements of operations and comprehensive income (loss).

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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2023	2022	2023	2022
Gross profit	$(952)	$9	$(749)	$442
Depreciation, amortization and impairments	2,079	291	3,044	582
Adjusted Gross Profit	$1,127	$300	$2,295	$1,024

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss), adjusted to exclude interest expense, other income, net, provision (benefit) for income taxes, depreciation and amortization expense, developed and acquired technology impairment, impairment of inventory, stock-based compensation expense, earnout stock-based compensation expense, change in fair value of warrants and convertible promissory notes, loss on extinguishment of debt and financing obligations, other financing and financial instrument income (costs), net, deferred compensation and bonuses earned upon closing of the Merger, and the public relations fee paid upon closing of the Merger.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$(18,054)	$(17,029)	$(12,682)	$17,760
Interest expense	3,557	3,030	7,315	6,406
Other income, net	(10)	(327)	(92)	(2,355)
Provision (benefit) for income taxes	-	5	(4)	5
Depreciation and amortization	838	412	1,844	845
Impairment of developed and acquired technology	4,056	—	4,056	—
Impairment of inventory	425	—	425	—
Stock-based compensation expense	1,834	827	3,935	3,002
Earnout stock-based compensation expense	1,322	1,696	2,675	1,874
Change in fair value of warrants and convertible promissory notes	(5,286)	378	(26,311)	(59,444)
Loss on extinguishment of debt and financing obligations	—	337	—	8,095
Other financing and financial instrument income (costs), net	(107)	—	(1,391)	1,768
Deferred compensation and bonuses earned upon closing of the Merger	—	—	—	2,232
Public relations fee due upon closing of the Merger	—	—	—	250
Adjusted EBITDA	$(11,425)	$(10,671)	$(20,230)	$(19,562)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and June 30, 2023.

Other Updates

In June 2022, we received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with our third-party subcontractor and were awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses. This arbitration ruling was affirmed by the appellate court in Singapore on March 6, 2023. On May 2, 2023, the vendor appealed the ruling to the highest court in Singapore. The award has not met the criteria to be considered realizable as of December 31, 2023. As a result, we have not recognized any gain related to this settlement in our condensed consolidated statement of operations and comprehensive income (loss).

In a decision rendered on January 16, 2024 by the Singapore Court of Appeal, we obtained a favorable verdict in the final hearing regarding its case against XAC Automation Corp (5490.TWO) (“XAC”). The Court dismissed XAC’s appeal and upheld the award of $11.1 million previously made to us. XAC has no further recourse to set aside the award and we are able to seek to enforce the award against XAC in Taiwan, the country of XAC’s domicile, going forward. We intend to pursue full collection of this award from XAC in Taiwan, which involves domesticating the award there and may take between several months to more than a year.

Related Party Transactions

On October 10, 2023, we entered into the October Purchase Agreement with Presto CA, LLC, pursuant to which we agreed to sell 1,500,000 newly issued shares of our common stock, at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million. Presto CA, LLC is affiliated with Cleveland Avenue, LLC, and Keith Kravcik, a member of our Board, who is the Chief Investment Officer of all of Cleveland Avenue’s various investment funds, including Presto CA, LLC.

As a result of anti-dilution provisions in the October Purchase Agreement, we issued 1,500,000 additional shares to the Purchaser upon the issuance of common stock with the November Purchase Agreements.

On November 21, 2023, we entered into the November Purchase Agreements, one of which was with Zaffran Special Opportunities, LLC, a related party, to which we agreed to issue 750,000 newly issued shares of our common stock.

During the six months ended December 31, 2022, we received an equity investment of $1.0 million from an investor in exchange for 133,333 shares of our common stock. Refer to Note 9 of Item 1 of this Quarterly Report on Form 10-Q for further details.

In addition, during the six months ended December 31, 2022 we granted 1,200,000 of RSUs to a director and former interim CEO of ours with a grant date fair value of $4.56 per RSU. Refer to Note 11 of Item 1 of this Quarterly Report on Form 10-Q for further details.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and disclosures. Accordingly, actual amounts could differ from those estimates, and those differences could be material.

Our most significant estimates and judgments are related to the fair value of certain financial instruments which includes warrant liabilities. Other uses of estimates include, but are not limited to, the collectability of accounts receivable, the useful lives of property and equipment and intangible assets, inventory valuation, fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation assumptions utilized in calculating the estimated value of stock-based compensation, valuation of warrants, valuation of goodwill and intangible assets acquired and impairment of long-lived assets. We have assessed the impact and are not aware of any specific events or circumstances, other than the events and circumstances that lead to the adjustment to certain intangible assets, that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this report. Those estimates may change as new events occur and additional information is obtained.

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

During the three and six months ended December 31, 2023 and 2022, we derived our revenues from two revenue streams: (1) Platform revenue consisting of sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, including hardware, hardware accessories, software, customer support and maintenance, and (2) Transaction revenue consisting of premium gaming content and other revenue, which includes professional services.

We determine revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer — In connection with our Presto Touch and Presto Voice solutions, we enter into a MSA with the customer which is signed by both parties. The rights and obligations are outlined in the MSA, and payment terms are clearly defined. We then enter into an agreement, typically with each franchisee, which outlines the specified goods and services to be provided. We also enter into separate gaming agreements with guests, whereby our guest agrees to pay for use of the premium content. Each MSA, in conjunction with a license agreement, and each gaming agreement, has commercial substance, whereby we are to provide products and services in exchange for payment, and collectability is probable.

2.	Identification of the performance obligations in the contract — Our contracts with customers include promises to transfer multiple services. For all arrangements with multiple services, we evaluate whether the individual services qualify as distinct performance obligations. In our assessment of whether a service is a distinct performance obligation, we determine whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires us to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance are one combined performance obligation for the Presto Touch or Presto Voice product, and 2) providing premium content, or gaming, is a single performance obligation for the gaming agreements. Professional services were insignificant during the three and six months ended December 31, 2023 and 2022.

Our Presto Touch and Presto Voice solution are both considered to have a single performance obligation because each element of the Presto Touch and Presto Voice solution is interdependent and cannot function independently. The software and hardware for the Presto Touch and Presto Voice solution represents one combined output and the customer cannot benefit from the use of one element without the other.

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

3.	Determination of the transaction price — Our MSAs stipulate the terms and conditions of providing the Presto Touch and Presto Voice solutions, and separate license agreements dictate the transaction price, and typically outline a price per store location or number of Presto Touch devices used. The transaction price is generally a fixed fee, with a portion due upfront upon signing of the contract and the remainder due upon installation of the Presto Touch solutions. The transaction price for transaction revenue is a fixed fee charged per game. We occasionally provide consideration payable to a customer, which is recorded as a capitalized asset upon payment and included as part of deferred costs and amortized as contra-revenue over the expected customer life.
4.	Allocation of the transaction price to the performance obligations in the contract — The Presto Touch and Presto Voice solutions are each comprised of one performance obligation and do not require reallocation of the contract price. Our premium content contract is comprised of one performance obligation and does not require reallocation of the contract price.
5.	Recognition of revenue when, or as, we satisfy a performance obligation — As the customer simultaneously receives and consumes the benefits provided by us through continuous access to our SaaS platform, revenue from the Presto Touch and Presto Voice is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Transaction revenue does not meet the criteria for ratable recognition and is recognized at a point in time when the gaming service is provided.

Stock-Based Compensation

We have a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and directors and non-qualified stock options are granted to employees, investors, directors and consultants. The options and RSU’s granted vest over time with a specified service period, except for performance-based grants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards granted. The RSUs grant date fair value is determined based on our stock price on the date of grant. We have granted only RSUs in the three and six months ended December 31, 2023 and 2022. There were no stock options granted in the three and six months ended December 31, 2023 and 2022.

The earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are under ASC 815-40 are both (i) indexed to our own shares and (ii) meet the criteria for equity classification. The initial fair value of the earnout shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum volume weighted average price (“VWAP”). At initial recognition, the earnout shares were measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP.

Warrants

We account for warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an input in the Black-Scholes valuation model. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive loss. Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of our Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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

The fair value of the Unvested Sponsor Share liability was determined using a Monte Carlo valuation model, which requires estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 68.3% and 70.4% as of December 31, 2023 and June 30, 2023, respectively, based on the historical volatility of comparable publicly traded companies.

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

Recent Accounting Pronouncements

See the sections entitled “Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” in Note 1 of Part I, Item 1, of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the filing date of this Quarterly Report on Form 10-Q.

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

The following customers accounted for more than 10% of revenues during the following periods:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Customer A	52%	60%	52%	60%
Customer B	12%	22%	14%	23%
Customer C	22%	14%	22%	14%
	86%	96%	88%	97%

*Customer D and E represents less than 10% of revenue and therefore was omitted from the above schedule.

The following customers accounted for more than 10% of accounts receivable as of December 31, 2023 and June 30, 2023:

	As of December 31,	As of June 30,
	2023	2023
Customer A	19%	43%
Customer B	10%	14%
Customer D	50%	37%
Customer E	12%	—%
	91%	94%

*Customer C represents less than 10% of accounts receivable and therefore was omitted from the above schedule. Customer E represents an arrangement in which we serve as the agent.

On October 30, 2023, Customer C provided notice of its intent to not renew its contract at the end of the expiration date of December 31, 2023. The customer also sought and was granted a limited transition extension period through June 30, 2024. In addition, in the three months ended December 31, 2023, Customer A notified us of their intent not to renew their contract which is scheduled to expire June 30, 2024. We also received notification of Customer B’s intent to not renew their contract that expires on February 29, 2024.

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

Financial Institutions

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents and restricted cash as needed, our financial position and ability to operate our business could be adversely affected. The Company has $12.9 million in deposits in excess of the FDIC limits as of December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Since inception, we have incurred recurring net losses and negative cash flows from operating activities, and we have financed operations primarily through financing transactions, such as the issuance of convertible promissory notes and loans and sales of common stock and convertible preferred stock. The Company has incurred operating losses of $19.9 million and $33.2 million for the three and six months ended December 31 2023, respectively. As of December 31, 2023, the Company had an accumulated deficit of $247.9 million and the Company expects to generate operating and net losses for the near term. Cash from operations is also affected by various risks and uncertainties, including, but not limited to, the timing of cash collections from customers and other risks.

On January 11, 2024, following notice of breaches of covenants contained in the Credit Facility, the Lenders delivered an activation notice to the Company’s bank in which $10.0 million of restricted cash was deposited as collateral for the Term Loans and caused the bank to wire that amount to an account designated by the Lenders (refer to Note 15. Subsequent Events of Item 1 of this Quarterly Report on Form 10-Q for further details). The funds were applied to reduce the outstanding balance of the Term Loans which as of December 31, 2023 totaled $61.7 million in principal amount plus accrued interest.

While the Company raised net cash proceeds of $2.9 million from the issuance of new debt in the closing of the Third Amendment to the Credit Agreement, and received $10.0 million from the sale of common stock in private placements and registered direct offerings during the six months ended December 31, 2023, the Company used cash from operating activities of $21.9 million and incurred a net loss of $12.7 million during the six months ended December 31, 2023. As a result, additional capital infusions will be necessary in order to fund currently anticipated expenditures and to meet the Company’s obligations as they come due. In addition, pursuant to a forbearance agreement entered into with the Agent, the Lenders and other parties, among other things, the Company is required to raise additional gross proceeds of $6.0 million in order for the Lenders to forbear from exercising remedies under the Credit Agreement related to prior events of default. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

If the Company cannot satisfy this or other requirements, the Lenders could accelerate repayment of our indebtedness which would give them the right to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Lenders under our credit facility would have the right to proceed against the collateral in which we granted a security interest to them, which consists of all owned goods and equipment, inventory, contract rights and general intangibles (including intellectual property), forms of obligations owing to us, cash and deposit accounts, and personal property. If our debt were to be accelerated, we are unlikely to have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which would materially and adversely affect our cash flows, business, results of operations, and financial condition.

Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The Company continues efforts to mitigate the conditions or events that raise this substantial doubt, however, as some components of these plans are outside of management’s control, the Company cannot offer any assurances they will be effectively implemented. The Company cannot offer any assurance that any additional financing will be available on acceptable terms or at all. If the Company is unable to raise additional capital it would likely lead to an event of default under the Credit Agreement and the potential exercise of remedies by the Agent and Lender, which would materially and adversely impact its business, results of operations and financial condition. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We may be unable to realize the benefits we expect from our Touch business.

We are evaluating strategic alternatives for our Touch Business including a sale, partial sale or abandonment of the Touch Business in the coming months, to allow us to focus our efforts on our Presto Voice business.  On January 17, 2024, we entered into a non-binding MoU with respect to the formation of a Joint Venture for the purposes of the creation and joint investment in the Touch Business.  If the transaction closes, the Company will cease its own operations of the Touch Business. For a more detailed description of the MoU and Joint Venture, refer to Note 15. Subsequent Events of Item 1 of this Quarterly Report on Form 10-Q for further details.

 The estimates of the savings that we hope to accrue and the non-recurring costs associated with these actions may be based on mistaken assumptions or may change as a result of intervening events.  In addition, these actions will require management time and attention which could distract from our focus on our Presto Voice business.  We may be unable to realize the benefits we expect from the wind-down of either a sale, partial sale or abandonment of the Touch Business, including the Joint Venture, which could adversely impact our overall business going forward.

We are currently listed on the Nasdaq Global Market. We have failed, and may continue to fail, to meet the listing standards of the Nasdaq Global Market, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

 Although our common stock is currently listed on the Nasdaq Global Market, we have failed, and may continue to fail, to meet the listing standards of the Nasdaq Global Market. If we fail to continue to satisfy the continued listing requirements of the Nasdaq Global Market, Nasdaq will take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On December 28, 2023, we received a notice (the “December Notice”) from Nasdaq stating that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”), because the closing bid price of the Common Stock was below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the December Notice, or until June 25, 2024, to regain compliance with the Bid Price Requirement. In the event the Company does not regain compliance by June 25, 2024, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Bid Price Requirement, and transfer its listing to the Nasdaq Capital Market. The Company would also be required to provide written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. If it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible or determines not to submit a transfer application or make the required representation, Nasdaq would provide notice to the Company that its common stock would be subject to delisting. At that time, the Company may appeal the Nasdaq staff’s delisting determination to a Nasdaq Hearings Panel (the “Panel”).

On February 6, 2024, we received a notice (the “February Notice”) from Nasdaq stating that the Company is not in compliance with the requirement to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”), because the MVLS of the Company was below $50 million for the 30 consecutive business days prior to the date of the February Notice. Nasdaq further indicated that, as of the date of the Notice, the Company did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rule 5450(b)(3)(A) for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days from the date of the February Notice, or until August 5, 2024, to regain compliance with the MVLS Requirement.  In the event the Company does not regain compliance by August 5, 2024, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to the Panel. The February Notice provides that the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell our common stock.

In the event of a delisting, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our common stock would be restored, that our common stock will remain above the Bid Price Requirement, that we will remain in compliance with the MVLS Requirement or that we otherwise will remain in compliance with other Nasdaq Marketplace Rules.

We granted anti-dilution protection to certain of our investors, which have and will cause additional significant dilution to our stockholders and may have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

We have granted anti-dilution protections as follows:

●	On October 10, 2023, the Company entered into a Securities Purchase Agreement (the “CA Purchase Agreement”) with Presto CA LLC (“CA”), a related party, pursuant to which the Company sold 1,500,000 shares of common stock, at a purchase price of $2.00 per share, for an aggregate purchase price of $3.0 million (the “Private Placement”). The Private Placement closed on October 16, 2023. The CA Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from October 16, 2023 to April 1, 2024 at a price per share below $2.00, which would require the Company to issue additional shares of common stock to CA, upon the terms and subject to the conditions contained in the CA Purchase Agreement.

●	On October 10, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement (“Credit Agreement”) dated as of September 21, 2022, as amended on March 31, 2023 and May 22, 2023, with the Metropolitan Partners Group Administration, LLC, Metropolitan Levered Partners Fund VII, LP, Metropolitan Partners Fund VII, LP, Metropolitan Offshore Partners Fund VII, LP and CEOF Holdings LP (collectively, the “Lenders”). Pursuant to the Third Amendment, the Lenders agreed to, among other things, exchange an aggregate of $6,000,000 of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at a purchase price of $0.01 per share (the “Third Amendment Conversion Warrants”). The Third Amendment Conversion Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from October 16, 2023 to April 1, 2024 at a price per share below $2.00, upon the terms and subject to the conditions contained in the Third Amendment Conversion Warrants.

●	On November 17, 2023, the Company entered into Purchase Agreements (the “November 2023 Purchase Agreements”) for the issuance of 7,750,000 shares of common stock for $7.0 million (the “November Offering”) including 750,000 shares issued to a related party. The November 2023 Purchase Agreements include anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from November 21, 2023 to April 1, 2024 at a price per share below $1.00, which required the Company to issue additional shares of common stock to the purchasers when this provision was triggered upon issuance of the January 2024 Notes, upon the terms and subject to the conditions contained in the November 2023 Purchase Agreements.

The November Offering triggered the anti-dilution provisions in the CA Purchase Agreement and the Third Amendment Conversion Warrants.  The Company agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the CA Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. As a result, we were required to issue an additional 1,500,000 shares to CA and increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares. Subsequently, the January 2024 Notes triggered the anti-dilution provisions in the CA Purchase Agreement, the Third Amendment Conversion Warrants and the November Purchase Agreements. In connection with the January 2024 Notes, the Lenders, CA and the holders of 3,000,000 out of the 4,000,000 shares issued in the November 2023 Offering that were not being forfeited agreed that the “New Issuance Price” for the purpose of anti-dilution protection regarding the January 2024 Notes would be $0.40 and not $0.25. For the one investor holding 1,000,000 shares, the “New Issuance Price” was $0.25. As a result, we were required to (i) issue an additional 4,500,000 shares to CA, (ii) increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 6,000,000 shares to 15,000,000 shares and (iii) issue an additional 7,500,000 shares to the November 2023 Purchasers. Additional shares issued includes the one investor holding 1,000,000 shares who received 3,000,000 additional shares and excludes the Lead Investor holding 3,000,000 shares that were forfeited and exchanged for $3.0 million principal amount of subordinated notes.

If the foregoing anti-dilution provisions are triggered again in the future, (for example, refer to Note 15 in Part I, Item 1, of this Quarterly Report on Form 10-Q, Triggering and Partial Waiver of Anti-dilution Protection Associated with Previously Issued Securities, for details of the anti-dilution adjustment provision triggered upon the issuance of the January 2024 Notes) the issuance of additional shares thereunder will further dilute the percentage ownership interest of all stockholders, will dilute the book value per share of the Company’s common stock and will increase the number of the Company’s outstanding shares, which could depress the market price of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

The Company is not subject to a material default in the payment of principal, interest, a sinking or purchase fund installment in connection with its indebtedness or the indebtedness of any of its significant subsidiaries exceeding five percent of the total of their consolidated assets.

On February 17, 2024, the Agent and Lenders under the Credit Agreement asserted the following events of default:

●	The Company’s failure to replace its CEO with a chief restructuring officer or person with significant restructuring, turnaround and insolvency experience reasonably acceptable to the Agent within the time period required following the resignation of the prior CEO.
●	The Company’s failure to deliver certain financial reports to the Agent on a weekly basis as required by the Credit Agreement.[1]

These events of default are in addition to those disclosed by the Company in its Current Report on Form 8-K filed on January 22, 2024 that were the subject of the Forbearance Agreement. Please see Item 5, Other Information for information regarding the termination of the Forbearance Agreement.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K.

Disclosure Pursuant to Item 1.02 of Form 8-K.Termination of a Material Definitive Agreement.

Termination of Forbearance Agreement

On February 17, 2024, the Company received notice from the Agent and the Lenders of two events of default under the Credit Agreement: (1) that the Company did not replace its CEO with a chief restructuring officer or person with significant restructuring, turnaround and insolvency experience reasonably acceptable to the Agent within the time period required following the resignation of the prior CEO; and (2) that the Company failed to deliver certain financial reports to the Agent on a weekly basis as required by the Credit Agreement.

As a result, the Agent and the Lenders notified the Company that the Forbearance Termination Date (as defined in the Forbearance Agreement) had occurred with the result that the Agent and Lenders are no longer required to forbear from exercising rights and remedies against the Company under the Credit Agreement as a result of these defaults or other existing and anticipated defaults that were the subject of the Forbearance Agreement.

The Company contests the termination of the Forbearance Agreement on the basis stated by the Agent and the Lenders.

Disclosure Pursuant to Item 5.02 of Form 8-K.Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Resignation of Directors

On February 20, 2024, Sasha Hoffman, a member of our Board and the Compensation Committee of our Board, notified the Company of her intention to resign from the Board and all committees thereof, effective immediately.

Also on February 20, 2024, Ilya Golubovich, a member of our Board and the Audit Committee of our Board, and the chairperson of the Nominating and Corporate Governance Committee of our Board, notified the Company of his intention to resign from the Board and all committees thereof, effective immediately.

(c) Appointment of Interim Chief Executive Officer

On February 18, 2024, the Board appointed Guillaume Lefevre as Interim CEO of the Company to fill the previously disclosed vacancy of such position. In his capacity as Interim CEO, Mr. Lefevre will serve as the principal executive officer of the Company.

Mr. Lefevre, 33, is a Senior Managing Director and Head of New York Office at Teneo Capital LLC (“Teneo”), a global advisory firm, a position he has held since January 2023. Mr. Lefevre leads Teneo’s work in Travel, Leisure, and Hospitality, as well as providing broader advisory on economics, demand, and consumer behavior to a wide range of industries and public bodies. From July 2017 through January 2023, Mr. Lefevre held other positions at Teneo. He holds an MA (hons) in Philosophy, Psychology, and Physiology from the University of Oxford.

Mr. Lefevre has been, and will remain, employed by Teneo and will be providing his services pursuant to an Engagement Letter between the Company and Teneo (the “Engagement Letter”). The Company will pay a fixed monthly fee to Teneo of $85,000 per calendar month of service rendered by Mr. Lefevre, which monthly fee shall increase to $165,000 per calendar month if, by June 30, 2024, the Company has not filed for Chapter 11 bankruptcy. The Company shall also reimburse Teneo for its reasonable out-of-pocket expenses. Pursuant to the Engagement Letter, in addition to Mr. Lefevre being covered by the Company’s standard directors’ and officers’ insurance (“D&O Insurance”) with at least $20 million in coverage, the Company is required to procure and maintain a dedicated D&O Insurance policy providing extended run-off coverage of an aggregate coverage amount of $10 million for six years after the term of the engagement letter ends.

Other than as disclosed above, there are no other arrangements or understandings between Mr. Lefevre and any other persons in connection with his appointment. There are no family relationships between Mr. Lefevre and any director or executive officer of the Company, and Mr. Lefevre is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Act.

A copy of the Engagement Letter is attached as Exhibit 10.23 to this Quarterly Report on Form 10-Q.

(b) None

(c) During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1

Securities Purchase Agreement, dated as of October 10, 2023, between Presto Automation Inc. and Presto CA LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2023).

10.2†

Third Amendment to Credit Agreement, dated as of October 10, 2023, by and among Presto Automation LLC, Presto Automation Inc., the lenders party thereto and Metropolitan Partners Group Administration, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2023).

10.3

Third Amended and Restated Fee Letter, dated October 10, 2023 by and Presto Automation LLC, Presto Automation Inc. and Metropolitan Partners Group Administration LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2023).

10.4

Form of Warrant to Purchase Common Stock (Conversion Warrant) by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2023).

10.5

Form of Warrant to Purchase Common Stock (Conversion Warrant) by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2023).

10.6

Form of Warrant to Purchase Common Stock (Conversion Warrant) by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2023).

10.7

Form of Warrant to Purchase Common Stock (Conversion Warrant) by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2023).

10.8

Warrant to Purchase Common Stock, dated October 10, 2023, by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 11, 2023).

10.9

Warrant to Purchase Common Stock, dated October 10, 2023, by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on October 11, 2023).

10.10

Warrant to Purchase Common Stock, dated October 10, 2023, by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 11, 2023).

10.11

Warrant to Purchase Common Stock, dated October 10, 2023, by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 11, 2023).

10.12

Engagement Letter, dated as of October 6, 2023, between Presto Automation Inc. and Teneo Capital LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 11, 2023).

10.13	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2023).
10.14

Placement Agency Agreement, dated as of November 17, 2023, among the Company and the Placement Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 21, 2023).

10.15

Amendment No. 1 to Governance Agreement, dated as of November 16, 2023, among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 21, 2023).

10.16

Amended & Restated Governance Agreement, dated as of November 16, 2023, among the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 21, 2023).

10.17

Stockholders Agreement, dated as of November 16, 2023, among the Company and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 21, 2023).

10.18

Amended & Restated Warrant to Purchase Common Stock by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 21, 2023).

10.19

Amended & Restated Warrant to Purchase Common Stock by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 21, 2023).

10.20

Amended & Restated Warrant to Purchase Common Stock by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 21, 2023).

10.21

Amended & Restated Warrant to Purchase Common Stock by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 21, 2023).

10.22+	Amended and Restated Presto Automation Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on December 12, 2023).
10.23*	Engagement Letter, dated February 20, 2024, between Presto Automation Inc. and Teneo Capital LLC.
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

+ Denotes management contract of compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 20, 2024	PRESTO AUTOMATION INC.

	By:	/s/ Guillaume Lefevre
	Name:	Guillaume Lefevre
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Mbugua
	Name:	Stanley Mbugua
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)