Form 10-Q
period 2024-03-31
Presto Automation Inc.
filed 2024-05-21
CIK 1822145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, 105,882,010 shares of common stock, par value $0.0001 per share were issued and outstanding.

PRESTO AUTOMATION INC.

Form 10-Q

For the Quarter Ended March 31, 2024

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the following:

●	Presto’s current liquidity resources raise substantial doubt about its ability to continue as a going concern and to comply with its debt covenants unless it raises additional capital to meet its obligations in the near term.
●	Presto’s limited operating history in a new and developing market makes it difficult to evaluate its current business and predict its future results.
●	Presto’s success depends on increasing the number of franchisees of our existing restaurant customers that use its solution, and, in particular, Presto Voice, and the timing of the deployments of contracted locations.
●	We have been evaluating strategic alternatives of our Presto Touch solution such as a sale, partial sale or abandonment of the Presto Touch business in the coming months and we may be unable to realize the benefits we expect from doing so.
●	Presto’s sales cycles can be long and unpredictable, and its sales efforts require a considerable investment of time and expense.
●	Presto may be adversely affected if it is unable to optimize the number of human agents required to operate its Presto Voice solution to improve its unit cost structure.
●	Changes in Presto’s senior management team have impacted its organization’s focus and it is dependent on the continued services and performance of its current senior management team.
●	Presto’s ability to recruit, retain, and develop qualified personnel is critical to its success and growth.
●	Defects, errors or vulnerabilities in third party technology that is used in Presto’s solutions could harm its reputation and brand and adversely impact its business, financial condition, and results of operations.
●	Presto’s pricing decisions and pricing models may adversely affect its ability to attract new customers and retain existing customers.
●	If Presto fails to maintain a consistently high level of customer service or fails to manage its reputation, brand, business and financial results may be harmed.
●	Changes to Presto’s AI solutions could cause it to incur additional expenses and impact its product development program.

●	Presto is subject to legal proceedings and government investigations which are costly and time-consuming to defend and may adversely affect its business, financial position, and results of operations.
●	Presto and certain of its third-party partners, service providers, and sub processors transmit and store personal information of its customers and their consumers. If the security of this information is compromised, Presto’s reputation may be harmed, and it may be exposed to liability and loss of business.
●	Presto is subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security, and noncompliance with such laws could adversely affect its business.
●	Security breaches, denial of service attacks, or other hacking and phishing attacks on Presto’s systems or the systems with which Presto’s solutions integrate could harm its reputation or subject Presto to significant liability, and adversely affect its business and financial results.
●	Presto is dependent upon its customers continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.
●	Presto’s efforts to generate revenues and/or reduce expenditures may not be sufficient and may make it difficult for Presto to implement its business strategy.
●	Presto has faced challenges complying with the covenants contained in its credit facility and, unless it can raise additional capital, it may need additional waivers which may not be forthcoming.
●	Presto requires additional capital, which additional financing is likely to result in restrictions on its operations or substantial dilution to its stockholders, to support the growth of its business, and this capital might not be available on acceptable terms, if at all.
●	Unfavorable conditions in the restaurant industry or the global economy could limit Presto’s ability to grow its business and materially impact its financial performance.
●	Presto’s results of operations may fluctuate from quarter to quarter and if it fails to meet the expectations of securities analysts or investors with respect to results of operations, its stock price and the value of your investment could decline.
●	Presto’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
●	Recent turmoil in the banking industry may negatively impact Presto’s ability to acquire financing on acceptable terms if at all, and worsening conditions or additional bank failures could result in a loss of deposits over federally insured levels.
●	The restaurant technology industry is highly competitive. Presto may not be able to compete successfully against current and future competitors.
●	Mergers of or other strategic transactions by Presto’s competitors, its customers, or its partners could weaken its competitive position or reduce its revenue.
●	Presto’s growth depends in part on reliance on third parties and its ability to integrate with third-party applications and software.
●	Presto’s transaction revenue is partly dependent on its partners to develop and update third-party entertainment applications. The decisions of developers to remove their applications or change the terms of our commercial relationship could adversely impact Presto’s transaction revenue.
●	Payment transactions processed on Presto’s solutions may subject Presto to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm its business.

●	Presto relies upon Amazon Web Services, Microsoft Azure and other infrastructure to operate its platform, and any disruption of or interference with its use of these providers would adversely affect its business, results of operations, and financial condition.
●	Certain estimates and information contained in this report are based on information from third-party sources, and Presto does not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data.
●	Presto’s business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and Presto or its customers’ failure to comply with such laws and regulations could subject Presto to claims or otherwise adversely affect its business, financial condition, or results of operations.
●	Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on Presto’s results of operations.
●	If Presto fails to adequately protect its intellectual property rights, its competitive position could be impaired and it may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect its rights.
●	Presto has been, and may in the future be, subject to claims by third parties of intellectual property infringement, which, if successful could negatively impact operations and significantly increase costs.
●	Presto uses open-source software in its platform, which could negatively affect its ability to sell its services or subject it to litigation or other actions.
●	Presto may be unable to continue to use the domain names that it uses in its business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of its brand, trademarks, or service marks.
●	Presto’s senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of its business.
●	As a public reporting company, Presto is subject to filing deadlines for reports that are filed pursuant to the Exchange Act, and its failure to timely file such reports may have material adverse consequences on its business.
●	As a public reporting company, Presto is subject to rules and regulations established from time to time by the Securities and Exchange Commission (the “SEC”) regarding its internal control over financial reporting. If Presto fails to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, it may not be able to accurately report its financial results or report them in a timely manner.
●	Presto has identified material weaknesses in its internal controls over financial reporting and, if it fails to remediate these deficiencies, it may not be able to accurately or timely report its financial condition or results of operations.
●	Presto is an emerging growth company, and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.
●	Presto has and will continue to incur significant costs as a result of operating as a public company.
●	Provisions in Presto’s Charter and Bylaws may discourage, delay or prevent a merger, acquisition or other change in control in Presto’s company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.
●	Presto’s Charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between it and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Presto or its directors, officers, or employees.

●	A market for Presto’s securities may not continue, which would adversely affect the liquidity and price of its securities.
●	The Nasdaq Stock Market LLC (“Nasdaq”) may delist Presto’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject Presto to additional trading restrictions.
●	Future offerings of debt or offerings or issuances of equity securities by Presto may adversely affect the market price of Presto’s common stock or otherwise dilute all other stockholders.
●	If securities or industry analysts do not publish or cease publishing research or reports about Presto, its business, or its market, or if they change their recommendations regarding Presto’s securities adversely, the price and trading volume of Presto’s securities could decline.
●	Presto may be subject to securities litigation, which is expensive and could divert management’s attention and strategic alternatives.

We may also be impacted by other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the SEC.

The Company’s forward-looking statements speak only as of the date of their initial issuance, and the Company does not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

v

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	As of	As of
	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,235	$15,143
Restricted cash	—	10,000
Accounts receivable, net of allowance of $415 and $746, respectively	1,246	1,831
Inventories	181	629
Deferred costs, current	1,068	2,301
Prepaid expenses and other current assets	1,427	1,162
Total current assets	8,157	31,066
Deferred costs, net of current portion	125	92
Investment in non-affiliate	2,000	2,000
Property and equipment, net	577	909
Intangible assets, net	8,126	10,528
Goodwill	1,156	1,156
Other long-term assets	291	936
Total assets	$20,432	$46,687

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,106	$3,295
Accrued liabilities	4,167	4,319
Financing obligations, current	3,540	1,676
Debt, current	50,271	50,639
Convertible promissory notes	8,490	—
Deferred revenue, current	960	1,284
Total current liabilities	71,534	61,213
Financing obligations, net of current	—	3,000
Warrant liabilities	7,043	25,867
Deferred revenue, net of current portion	15	299
Other long-term liabilities	8	1,535
Total liabilities	78,600	91,914

Commitments and Contingencies (Refer to Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value–1,500,000 shares authorized as of March 31, 2024 and June 30, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	—	—
Common stock, $0.0001 par value–100,000,000,000 and 180,000,000 shares authorized as of March 31, 2024 and June 30, 2023, respectively, and 107,175,894 shares issued with 104,175,894 shares outstanding as of March 31, 2024 and 57,180,531 shares issued and outstanding as of June 30, 2023	10	5
Treasury stock at cost, 3,000,000 and 0 shares held at March 31, 2024 and June 30, 2023, respectively	(750)	—
Additional paid-in capital	208,612	190,031
Accumulated deficit	(266,040)	(235,263)
Total stockholders’ deficit	(58,168)	(45,227)
Total liabilities and stockholders’ deficit	$20,432	$46,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue
Platform	$2,191	$3,088	$6,432	$11,617
Transaction	2,261	3,519	7,798	9,699
Total revenue	4,452	6,607	14,230	21,316

Cost of revenue
Platform	1,642	2,743	4,165	10,951
Transaction	2,032	3,084	6,992	8,561
Depreciation, amortization and impairments	612	291	3,656	873
Total cost of revenue	4,286	6,118	14,813	20,385
Gross profit (loss)	166	489	(583)	931

Operating expenses:
Research and development	2,661	5,496	14,443	16,877
Sales and marketing	2,048	2,127	5,883	6,753
General and administrative	10,757	7,408	27,556	19,608
Total operating expenses	15,466	15,031	47,882	43,238
Loss from operations	(15,300)	(14,542)	(48,465)	(42,307)
Change in fair value of warrants and convertible promissory notes	626	1,599	26,937	61,043
Interest expense	(3,126)	(2,991)	(10,441)	(9,397)
Loss on extinguishment of debt and financing obligations	—	—	—	(8,095)
Other financing and financial instrument income (costs), net	(250)	—	1,141	(1,768)
Other income, net	—	257	92	2,612
Total other income (expense), net	(2,750)	(1,135)	17,729	44,395
Income (loss) before provision (benefit) for income taxes	(18,050)	(15,677)	(30,736)	2,088
Provision for income taxes	45	3	41	8
Net income (loss) and comprehensive income (loss)	$(18,095)	$(15,680)	$(30,777)	$2,080
Reconciliation of net income (loss) and comprehensive income (loss) attributable to common stockholders for net income (loss) per share:
Less deemed dividend attributable to the anti-dilution provision	(9,000)	—	(10,500)	—
Net income (loss) and comprehensive income (loss) attributable to common stockholders	(27,095)	(15,680)	(41,277)	2,080
Net income (loss) per share attributable to common stockholders, basic	$(0.32)	$(0.30)	$(0.60)	$0.05
Net income (loss) per share attributable to common stockholders, diluted	(0.32)	(0.30)	(0.60)	0.04
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	83,744,950	51,453,368	68,395,804	44,173,570
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	83,744,950	51,453,368	68,395,804	54,539,795

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

				Additional		Total
	Common Stock		Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Beginning balance at June 30, 2023	57,180,531	$5	$—	$190,031	$(235,263)	$(45,227)
Issuance of common stock upon exercise of stock options	3,805,155	1	—	281	—	282
Issuance of common stock upon vesting of restricted stock units	1,205,089	—	—	—	—	—
Cancellation of restricted stock awards issued in connection with the CyborgOps acquisition	(97,881)	—	—	—	—	—
Fair value of common stock warrants issued to a customer	—	—	—	148	—	148
Issuance of common stock, net of issuance costs of $1,778	22,583,000	2	—	11,495	—	11,497
Issuance of common stock upon trigger of anti-dilution adjustments	22,500,000	2	—	(2)	—	—
Share repurchase and forfeited anti-dilution adjustment in connection with $3.0 million exchange for January 2024 Note	—	—	(750)	(2,250)	—	(3,000)
Earnout shares stock-based compensation	—	—	—	3,934	—	3,934
Stock-based compensation	—	—	—	4,975	—	4,975
Net loss	—	—	—	—	(30,777)	(30,777)
Balance at March 31, 2024	107,175,894	$10	(750)	$208,612	$(266,040)	$(58,168)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	28,343,420	$28	6,196,257	$6	$78,290	$(200,783)	$(122,459)
Recapitalization upon Merger	(28,343,420)	(28)	21,778,182	(3)	31	—	—
Adjusted balance, beginning of period	—	—	27,974,439	3	78,321	(200,783)	(122,459)
Issuance of common stock upon exercise of stock options	—	—	517,515	—	280	—	280
Fair value of issued warrants on common stock	—	—	—	—	1,352	—	1,352
Issuance of common stock upon net exercise of warrants	—	—	136,681	—	—	—	—
Issuance of common stock	—	—	143,333	—	1,100	—	1,100
Issuance of common stock upon vesting of restricted stock units	—	—	798,239	—	—	—	—
Issuance of shares and transfer of warrants upon termination of convertible note agreement	—	—	323,968	—	2,412	—	2,412
Conversion of convertible notes into common stock	—	—	8,147,938	1	41,391	—	41,392
Warrants issued with Credit Agreement	—	—	—	—	2,076	—	2,076
Reclassification of liability classified warrants to equity	—	—	—	—	830	—	830
Contribution by shareholder in conjunction with Credit Agreement	—	—	—	—	2,779	—	2,779
Earnout shares stock-based compensation	—	—	—	—	3,478	—	3,478
Merger and PIPE Financing	—	—	13,879,828	1	35,737	—	35,738
Stock-based compensation	—	—	—	—	6,710	—	6,710
Net income	—	—	—	—	—	2,080	2,080
Balance at March 31, 2023	—	$—	51,921,941	$5	$176,466	$(198,703)	$(22,232)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

				Additional		Total
	Common Stock		Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance at December 31, 2023	70,335,628	$7	$—	$206,109	$(247,945)	$(41,829)
Issuance of common stock upon exercise of stock options	2,355,276	—	—	45	—	45
Issuance of common stock upon vesting of restricted stock units	151,990	—	—	—	—	—
Issuance of common stock, net of issuance costs of $709	13,333,000	1	—	2,625	—	2,626
Issuance of common stock upon trigger of anti-dilution adjustments	21,000,000	2	—	(2)	—	—
Share repurchase and forfeited anti-dilution adjustment in connection with $3.0 million exchange for January 2024 Note	—	—	(750)	(2,250)	—	(3,000)
Earnout shares stock-based compensation	—	—	—	1,260	—	1,260
Stock-based compensation	—	—	—	825	—	825
Net loss	—	—	—	—	(18,095)	(18,095)
Balance at March 31, 2024	107,175,894	$10	$(750)	$208,612	$(266,040)	$(58,168)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	51,231,608	5	170,794	(183,023)	(12,224)
Issuance of common stock upon exercise of stock options	370,692	—	220	—	220
Issuance of common stock upon vesting of restricted stock units	309,641	—	—	—	—
Issuance of common stock	10,000	—	100	—	100
Fair value of common stock warrants issued to customer	—	—	499	—	499
Earnout shares stock-based compensation	—	—	1,604	—	1,604
Stock-based compensation	—	—	3,249	—	3,249
Net loss	—	—	—	(15,680)	(15,680)
Balance at March 31, 2023	51,921,941	$5	$176,466	$(198,703)	$(22,232)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESTO AUTOMATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(30,777)	$2,080
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,431	1,262
Impairment of intangible assets	4,056	—
Impairment of inventory	425	—
Stock-based compensation	4,683	5,794
Earnout share stock-based compensation	3,934	3,478
Contra-revenue associated with warrant agreement	462	1,073
Noncash expense attributable to fair value liabilities assumed in Merger	—	34
Change in fair value of liability classified warrants, net of anti-dilution warrants issued	(25,467)	(12,555)
Change in fair value of embedded warrants and convertible promissory notes	(1,470)	(48,271)
Debt issuance costs associated with convertible promissory notes	388	—
Amortization of debt discount and debt issuance costs	4,046	2,433
Loss on extinguishment of debt and financing obligations	—	8,095
Paid-in-kind interest expense	5,675	4,604
Share and warrant cost on termination of convertible note agreement	—	2,412
Forgiveness of PPP Loan	—	(2,000)
Change in fair value of unvested sponsor shares liability	(1,391)	(1,392)
Noncash lease expense	256	264
Loss on disposal of property and equipment	—	16
Changes in operating assets and liabilities:
Accounts receivable, net	586	(689)
Inventories	22	474
Deferred costs	825	7,769
Prepaid expenses and other current assets	125	(742)
Accounts payable	202	1,480
Accrued liabilities	(443)	(2,137)
Deferred revenue	(608)	(8,954)
Other long-term liabilities	(137)	(247)
Net cash used in operating activities	(32,177)	(35,719)

Cash Flows from Investing Activities
Purchase of property and equipment	(396)	(229)
Payments relating to capitalized software	(3,034)	(3,584)
Investment in non-affiliate	—	(2,000)
Net cash used in investing activities	(3,430)	(5,813)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	282	280
Proceeds from issuance of term loans and promissory notes	6,400	60,250
Payment of debt issuance costs	(435)	(1,294)
Repayment of term loans	(10,000)	(32,980)
Payment of penalties and other costs on extinguishment of debt	—	(6,144)
Proceeds from issuance of premium financing	884	—
Repayment of premium financing	(663)	—
Proceeds from the issuance of convertible notes	6,960	—
Principal payments of financing obligations	(527)	(3,669)
Proceeds from the issuance of common stock	11,798	1,100
Contributions from Merger and PIPE financing, net of transaction costs and other payments	—	49,840
Payments of deferred transaction costs	—	(1,890)
Net cash provided by financing activities	14,699	65,493

Net increase (decrease) in cash, cash equivalents and restricted cash	(20,908)	23,961
Cash, cash equivalents and restricted cash at beginning of period	25,143	3,017
Cash, cash equivalents and restricted cash at end of period	$4,235	$26,978

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capitalization of stock-based compensation expense to capitalized software	$323	$916
Capital contribution from shareholder in conjunction with Credit Agreement	—	2,779
Issuance of warrants (Refer to Note 3)	148	1,352
Issuance of warrants in conjunction with reduction of accrued interest and future interest associated with Credit Agreement	6,643	2,705
Deemed dividend associated with anti-dilution adjustment	10,649	—
Issuance of warrants in conjunction with Lago Term Loan	—	843
Transaction costs recorded in accounts payable and accrued liabilities	300	—
Repurchase of common stock and forfeiture of anti-dilution shares in exchange for convertible notes	750	—
Convertible note conversion to common stock	—	41,392
Reclassification of warrants from liabilities to equity	—	830
Recognition of liability classified warrants upon Merger	—	9,388
Recognition of Unvested Sponsor Shares liability	—	1,588

Forgiveness of PPP Loan	—	(2,000)
Right of use asset in exchange for operating lease liability	—	308

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

Cyborg Ops

On May 23, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CyborgOps, Inc., a provider of artificial intelligence-based products and services for merchants’ phone answering and ordering systems, to purchase substantially all of its assets and assume certain liabilities. As a consequence of the closing of the Merger, bonus and deferred consideration amounts owed to certain founding members of CyborgOps became due and payable resulting in an expense of $1.9 million, of which $1.8 million and $0.1 million has been recorded within research and development and sales and marketing expenses, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended March 31, 2023.

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

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, and its results of operations for the three and nine months ended March 31, 2024 and 2023 and the cash flows for the nine months ended March 31, 2024 and 2023. The results for the three and nine months ended March 31, 2024 and 2023, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with the Presto’s financial statements and related notes for the fiscal year ended June 30, 2023 included in Part II, Item 8 of the Annual Report on Form 10-K filed on October 10, 2023, which includes additional information on the Company’s critical accounting estimates and policies, and the methods and assumptions used to develop the Company’s estimates. The unaudited condensed consolidated balance sheet as of June 30, 2023, has been derived from the Company’s audited financial statements.

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

On February 23, 2024, the Company received a notice from Nasdaq stating that the Company is not in compliance with the requirement to maintain a minimum Market Value of Publicly Held Securities (“MVPHS”) of $15 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”), because the MVPHS of the Company was below $15 million for the 35 consecutive business days prior to the date of the notice. The notice does not currently impact the listing of the common stock on the Nasdaq Global Market at this time. The Company has a period of 180 calendar days, or until August 21, 2024, to regain compliance with the MVPHS Requirement. If at any time before August 21, 2024 the MVPHS closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the MVPHS Requirement, and the matter will be closed. In the event the Company does not regain compliance by August 21, 2024, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel. The notice provides that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

Liquidity and Capital Resources

As of March 31, 2024, the Company’s principal source of liquidity was cash and cash equivalents of $4.2 million, which is held for working capital purposes.

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

Since inception, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock and common stock. The Company has incurred recurring operating losses since its inception, including operating losses of $15.3 million and $48.5 million for the three and nine months ended March 31 2024, respectively. As of March 31, 2024, the Company had an accumulated deficit of $266.0 million and the Company expects to generate operating and net losses for the near term. Cash from operations is also affected by various risks and uncertainties, including, but not limited to, the timing of cash collections from customers and other risks.

We currently face severe liquidity challenges. While the Company raised net cash proceeds of $2.4 million from the issuance of new debt in the closing of the Third Amendment to the Credit Agreement, received $11.8 million net proceeds from the sale of common stock in private placements and registered direct offerings, raised $7.0 million through the issuance of subordinated convertible notes and a $4.0 million promissory note during the nine months ended March 31, 2024, the Company used cash from operating activities of $32.2 million and incurred a net loss of $30.8 million during the same period. In addition, on January 11, 2024, following notice of breaches of covenants contained in the Credit Agreement, the Lenders delivered an activation notice to the Company’s bank in which $10.0 million of restricted cash was deposited as collateral for the Term Loans and caused the bank to wire that amount to an account designated by the Lenders. The funds were applied to reduce the outstanding balance of the Term Loans.

As a result, additional capital infusions will be necessary in order to fund currently anticipated expenditures and to meet the Company’s obligations as they come due. In addition, the Company has entered into a forbearance agreement with the Agent and the Lenders with respect to defaults under the Credit Agreement, pursuant to which the forbearance period expires on May 15, 2024. The Company’s future capital requirements will depend on many other factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

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

Concentrations of Risks, Significant Customers and Investments

The Company’s financial instruments are exposed to concentrations of credit risk and consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds and incur losses to the extent its deposits exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”), as described below.

The following restaurant brands (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) accounted for more than 10% of revenues:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Customer A	53%	62%	52%	61%
Customer B	* %	16%	12%	21%
Customer C	20%	18%	22%	15%
Customer E	11%	* %	* %	* %
	84%	96%	86%	97%

*Customer represents less than 10% of revenue for the period.

The following restaurant brands accounted for more than 10% of accounts receivable:

	As of March 31,	As of June 30,
	2024	2023
Customer A	12%	43%
Customer B	21%	14%
Customer D	25%	37%
Customer E	29%	* %
	96%	99%

*Customer represents less than 10% of accounts receivable for the period.

On October 30, 2023, Customer C provided notice of its intent to not renew its contract at the end of the expiration date of December 31, 2023. The customer also sought a limited transition extension period through June 30, 2024. In addition, on December 1, 2023, the Company received notification of Customer A’s intent to not renew its contract at the end of the expiration date on June 30, 2024. On February 1, 2024, the Company received notification of Customer B’s intent to not renew its contract that expired on February 29, 2024. As a result of these notices, only Customers A’s and C’s contracts are being serviced through June 30, 2024 while Customer B’s contract was terminated on February 29, 2024.

The Company is exposed to vendor concentration risk as certain of its equipment is from one supplier. The Company’s operating results could be adversely affected in the event that the vendor increases its prices or experiences disruptions in its supply of goods or services.

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

The MoU specifies that the Company may own 40% of the Joint Venture. Other investors, including Krishna Gupta and Remus Capital Series B II, L.P. (“Remus Capital”), a related party affiliated with Krishna Gupta, as well as Joint Venture management, may hold the remaining ownership in the Joint Venture. Remus Capital is a greater than 5% shareholder of the Company and has appointed board representation pursuant to contractual nominating rights with the Company. The Joint Venture will need additional capital to fund its operations and the Company will have a right of first refusal to participate in future capital raises by the Joint Venture.

Since the Touch Business is in the process of being wound down, the parties are in discussions to determine whether the MOU will be amended to effect the sale of the assets of that business.

Presto Touch Update

The Company is winding down its Presto Touch solution to allow for dedicated focus and efforts on its Presto Voice solution. The Company expects to have fully transitioned out in the coming months and remains open to strategic alternatives related to this solution including a sale, partial sale, or abandonment of the Presto Touch business.

Cost Savings Initiative

On November 15, 2023, the Company took additional steps in its ongoing efforts to reduce costs, improve profitability, and streamline operations by implementing a reduction in force plan of approximately 17% of the Company’s personnel globally. The current execution of this cost reduction plan resulted in approximately $0.5 million in one-time charges during the nine months ended March 31, 2024.

On March 14, 2024, in furtherance of the previously-announced plan to implement a strategic wind-down plan with respect to the Company’s Presto Touch solution, the Company’s board of directors approved and the Company commenced a reduction in force affecting 24 corporate roles, or 18% of the Company’s workforce. Total costs for the reduction in force resulted in $0.4 million of one-time charges during the three and nine months ended March 31, 2024.

Financial Institutions

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom the Company does business were to be placed into receivership, the Company may be unable to access the funds it has on deposit with such institutions. If the Company is unable to access its funds as needed, its financial position and ability to operate its business could be adversely affected. The Company had $3.7 million in deposits in excess of the FDIC limits at March 31, 2024.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Co-CODMs comprised a team of the Interim Chief Executive Officer, the President and the Chief Operating Officer until August 1, 2023. On that date a new Chief Executive Officer (“CEO”) was appointed, who became the sole CODM. The Company’s CEO resigned on February 6, 2024 and the Company appointed a new interim CEO on February 18, 2024, who became the sole CODM. The Co-CODMs and sole CODM have reviewed financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.

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

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company’s lease agreements contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less of all asset classes; lease expense from these leases is recognized on a straight-line basis over the lease term. The ROU asset as of March 31, 2024 was $0.2 million. Lease activity was immaterial to the condensed consolidation financial statements for the three and nine months ended March 31, 2024 and 2023.

Revenue Recognition

The Company accounts for its revenue in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities. During the three and nine months ended March 31, 2024 and 2023, the Company derived its revenues from two revenue streams: (1) sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, which includes hardware, hardware accessories, software and customer support and maintenance (“Platform revenue”), and (2) Premium Content (gaming) and other revenue, which includes professional services (“Transaction revenue”).

Platform Revenue

The Platform revenue stream is generated from fees charged to customers to access the Company’s Presto Touch and Presto Voice solutions, which are recognized ratably over the life of the contract. The majority of the Company’s consideration from the contract value is due monthly over the term of the contract. Revenue from the Presto Touch solution related to continuous access to the Company’s software-as-a-service (“SaaS”) platform is satisfied ratably over the contract period as the service is provided. The master service agreements with customers are generally for a term ranging from 12 to 36 months. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue. During the three and nine months ended March 31, 2024, the Company’s Voice solutions for drive-thru restaurants contributed $0.8 million and $1.8 million, respectively, which accounts for 17% and 13% of the total revenue generated during the respective periods.

Pursuant to an agreement with Hi Auto Ltd. (“Hi Auto”), the Company remits a revenue share associated with Presto Voice at Checkers locations. As the Company has determined that it serves as an agent in the relationship because it does not control the Presto Voice hardware, software and other services and is not primarily responsible for fulfilling the obligations to the customer, the Company recognizes this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 63% to 65% of the gross billings by both parties to the restaurant operators for the three and nine months ended March 31, 2024 and ranged from 64% to 68% for the three and nine months ended March 31, 2023.  Revenue for the three and nine months ended March 31, 2024 and 2023 from Checkers also reflects, as a reduction to the transaction price, the fair value of the warrant issued to Checkers (refer to Note 3). The Company also pays Hi Auto a fee that is accounted for as cost of revenue which was $0.3 million and $0.9 million for the three and nine months ended March 31, 2024, respectively, and $0.3 million and $0.8 million for the three and nine months ended March 31, 2023, respectively.

On January 29, 2024, the Company and Hi Auto amended their agreement to modify customer billing arrangements for certain locations and allow for each of Hi Auto and the Company to compete for the Checkers relationship, beginning on May 1, 2024. Hi Auto and the Company agreed to continue their obligations under the existing agreement until the last remaining contract linked to the existing agreement ends on June 30, 2024.

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

The Company identified the following performance obligations: (1) for the MSAs and license agreements, sales or leases of hardware, access to the SaaS platform and maintenance is one combined performance obligation (“Presto Touch”) or (‘Presto Voice”) and (2) for gaming agreements, the provision of premium content, or gaming is a separate standalone performance obligation. Professional services were insignificant during the three and nine months ended March 31, 2024 and 2023.

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

In connection with the execution of the Merger, Ventoux entered into separate subscription agreements with a number of investors, pursuant to which the subscribers agreed to purchase, and Ventoux agreed to sell to the subscribers, an aggregate of 7,133,687 shares of common stock (the “PIPE Shares”), for an aggregate purchase price of $55.4 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE closed simultaneously with the consummation of the Merger.

Upon consummation of the Merger, Presto received approximately $49.8 million from the Trust and the PIPE, net of transaction costs and other payments as set forth as follows:

Net Cash
Cash—Ventoux Trust and working capital cash	$9,584
Cash—PIPE	55,400
Less: transaction costs and other payments(1)	(15,144)
Total	$49,840
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

A “Stock Price Level” is considered achieved when the VWAP of the common stock is greater than or equal to the applicable threshold for any 40 consecutive trading days within a 60 trading day period. If the applicable Stock Price Level is not achieved on or prior to the date that is five years after the Closing Date, the applicable Unvested Sponsor Shares shall not vest and shall be automatically forfeited and cancelled for no consideration. In the event of a change of control, any Unvested Sponsor Shares shall automatically vest. As of March 31, 2024, all of the Unvested Sponsor Shares remain unvested as the vesting conditions have not been achieved.

The Company has concluded that the Unvested Sponsor Shares are accounted for as equity-linked instruments under ASC 815-40 and are not indexed to the entity’s own stock and accordingly, such financial instruments are classified as liabilities. With the closing of the Merger, the Company recorded $1.6 million within other long-term liabilities. During the three and nine months ended March 31, 2024, the Company recorded no remeasurement and a gain of $1.4 million, respectively, and a gain of $0.2 million and $1.4 million for the three and nine months ended March 31, 2023, respectively, which are included in change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss).

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

3. Revenue

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable is recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for its performance under the customer contract may occur before invoicing to the customer, resulting in contract assets. The amount of contract assets included within accounts receivable before allowances for credit losses, in the condensed consolidated balance sheets was $0.4 million and $0.7 million as of March 31, 2024 and June 30, 2023, respectively. The beginning balance of accounts receivable was $1.8 million and $1.5 million as of July 1, 2023 and 2022, respectively. The amount of contract assets including deferred costs in the condensed consolidated balance sheets is $1.2 million, $2.4 million and $11.3 million as of March 31, 2024, June 30, 2023 and July 1, 2022, respectively.

Contract liabilities consist of deferred revenue. Deferred revenue represents amounts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. The current portion of deferred revenue balances are recognized during the following twelve-month period.

The following table summarizes the activity in deferred revenue:

Deferred
Revenue
Balance as of June 30, 2023	$1,583
Additions	4,252
Revenue recognized	(4,860)
Balance as of March 31, 2024	$975

Deferred
Revenue
Balance as of June 30, 2022	$10,769
Additions	3,246
Revenue recognized	(12,432)
Balance as of June 30, 2023	$1,583

As of March 31, 2024, approximately $3.8 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue on approximately $3.2 million of these remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.

Transaction Revenue

The commissions paid to restaurants under the Company’s gaming revenue share agreements ranged between 86% - 100% and 86% - 97% of premium content revenue by customer logo for the three and nine months ended March 31, 2024, respectively, and 84% - 90% and 83% - 90% for the three and nine months ended March 31, 2023, respectively.

Disaggregation of Revenue

No single country other than the United States represented 10% or more of the Company’s revenue during three and nine months ended March 31, 2024 and 2023.

For the three and nine months ended March 31, 2024, $0.5 million and $1.6 million, of revenue was from leasing arrangements, respectively, while for the three and nine months ended March 31, 2023, $0.6 million and $1.5 million of revenue was from leasing arrangements, respectively.

Warrant Issued to a Customer

On October 29, 2021, the Company entered into an arrangement with a customer whereby it issued a warrant to purchase 404,961 shares of common stock. Refer to Note 10 for further details. The fair value of the warrant is treated as a reduction to the transaction price of the customer contract and is recorded as contra-revenue. Contra-revenue recognized related to the warrant was $0.2 million and $0.5 million for the three and nine months ended March 31, 2024, respectively, and $0.5 million and $1.1 million for the three and nine months ended March 31, 2023, respectively.

Voice Customer Update

Some of the Presto Voice customers continue to include Carl’s Jr. and Hardee’s, as well as Wienerschnitzel. During the nine months ended March 31, 2024, one of the Company’s Presto Voice customers, Del Taco, decided not to continue with the Presto Voice solution. This customer did not make up a material amount of historical revenues for the Company.

4. Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$3,143	$—	$—	$3,143
Total financial assets	$3,143	$—	$—	$3,143

Financial liabilities:
Unvested Sponsor Shares Liability	$—	$—	$8	8
Convertible notes	—	—	8,490	8,490
Warrant liabilities	—	—	7,043	7,043
Total financial liabilities	$—	$—	$15,541	$15,541

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$13,884	$—	$—	$13,884
Total financial assets	$13,884	$—	$—	$13,884

Financial liabilities:
Unvested Sponsor Shares liability	$—	$—	$1,399	$1,399
Warrant liabilities	—	—	25,867	25,867
Total financial liabilities	$—	$—	$27,266	$27,266

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

The Company estimated the fair value of the Unvested Sponsor Share liability using the following weighted average assumptions:

	As of March 31, 2024	As of June 30, 2023
Expected volatility	68.3%	70.4%
Expected term (in years)	3.7	4.2
Risk-free interest rate	3.9%	4.2%

Valuation Assumptions Related to Warrant Liabilities

The fair value of the warrants is determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield), used in the Black-Scholes-Merton model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	March 31,	June 30,
	2024	2023
Risk-free interest rate	4.29%	4.19%
Expected term (in years)	4.13	4.75
Expected volatility	58.81%	56.76%
Expected dividend yield	—	—
Exercise price	$0.02	$4.50

The fair value of the liabilities for the Third Amendment Conversion Warrants (defined below) and the Fifth Amendment Warrants (defined below) with anti-dilution protection is determined based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield) as well as estimated probability of financing scenarios, used in the Monte Carlo model. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	March 31,	June 30,
	2024	2023
Risk-free interest rate	4.16%	—%
Expected term (in years)	4.62	—
Expected volatility	67.32%	—%
Expected dividend yield	—	—
Exercise price	$0.01	$—
Probability of a transaction that triggers an anti-dilution adjustment	50.00%	—

Valuation Assumptions and Other Information Related to Convertible Notes

As of March 31, 2024, the Company had newly issued convertible notes outstanding, for which the fair value option was elected. The Company elected the fair value option methodology to account for its convertible notes because the Company believes it more accurately reflects the value of the debt and embedded features in the financial statements. Interest on the convertible notes is accounted for within the change in fair value of warrants and convertible note on the condensed consolidated statement of operations and comprehensive income (loss). The fair value of the convertible notes is determined based on “Level 3” inputs, due to a lack of market data. The principal amount of the convertible notes and paid in-kind interest is measured at fair value using the Monte Carlo valuation model and uses estimates for various financing scenarios. The following table indicates the weighted-average assumptions made in estimating the fair value:

	As of	As of
	March 31,	June 30,
	2024	2023
Risk-free interest rate	4.49%	—%
Expected term (in years)	2.00	—
Expected volatility	64.80%	—%
Expected dividend yield	—	—
Conversion price	$0.25	$—
Probability of a transaction that triggers anti-dilution adjustments	50.00%	—
Discount rate	48.70%	—

As part of the convertible notes valuation as of March 31, 2024, the Company determined that the change in the valuation associated with credit risk associated with the convertible notes was immaterial.

Other Information Related to Previously Converted Convertible Promissory Notes and Embedded Warrants

In prior periods, the Company elected the fair value option methodology to account for its previously issued convertible promissory notes and embedded warrants because the Company believes it more accurately reflects the value of the debt in the financial statements. Changes in the fair value of the convertible promissory notes and embedded warrants were included in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive income (loss). The convertible promissory notes and embedded warrants for which the Company elected the fair value option methodology were converted into common stock prior to June 30, 2023. The Company had no outstanding convertible promissory notes and embedded warrants as of June 30, 2023.

Level 3 Rollforward

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities:

			Unvested
	Convertible		Sponsor
	Promissory	Warrant	Shares
	Notes	Liabilities	Liability
Balance at June 30, 2023	$—	$25,867	$1,399
Issuance of convertible notes	9,960	—	—
Issuance of warrants	—	6,643	—
Change in fair value	(1,470)	(25,467)	(1,391)
Balance at March 31, 2024	$8,490	$7,043	$8

The change in fair value above as of March 31, 2024 for the Third Amendment Conversion Warrants (defined below) and the Fifth Amendment Warrants (defined below) includes the net effect of the additional warrant shares issued under the anti-dilution provisions triggered in the three and nine months ended March 31, 2024.

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

5. Condensed Consolidated Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of	As of
	March 31,	June 30,
	2024	2023
Finished goods	$181	$629
Total inventories	$181	$629

The Company has determined that certain inventory related to Presto Touch solution was not recoverable based on expected demand and market conditions. As a result, the Company recorded an inventory impairment charge of $0.4 million for the nine months ended March 31, 2024, in cost of revenue on the condensed consolidated statement of operations and comprehensive income (loss). The Company did not record an impairment charge during the three months ended March 31, 2024 or in the three and nine months ended March 31, 2023.

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

The Company has determined that the Company’s investment in the non-affiliate is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee.  Further, the Company has determined that the Company’s investment in the non-affiliated entity represents an interest in a variable interest entity (“VIE”), for which the Company has determined it is not the primary beneficiary of such non-affiliated entity. Based on the Company’s knowledge and interaction with the non-affiliated entity, in the Company’s judgment, the activities that most significantly impact the non-affiliated entity’s economic performance are those related to the governance and management decisions regarding operations risk.  The Company has determined that it does not have the power to direct such activities, because it has no participation on the board of directors of the VIE or through other ways to influence such activities.  Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. During the three and nine months ended March 31, 2024 and 2023, no impairments or observable price changes were identified or recorded. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity. The Company has no plans at this time for further investment or other form of financial support.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of	As of
	March 31,	June 30,
	2024	2023
Tablets	$4,746	$5,774
Computer equipment	704	621
Voice equipment	412	17
Total property and equipment	5,862	6,412
Less: accumulated depreciation	(5,285)	(5,503)
Property and equipment, net	$577	$909

Depreciation expense was $0.1 million and $0.7 million for the three and nine months ended March 31, 2024, respectively, and $0.4 million and $1.0 million for the three and nine months ended March 31, 2023, respectively.

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of	As of
	March 31,	June 30,
	2024	2023
Capitalized software	$9,670	$9,754
Developed technology	—	1,300
Domain name	151	151
Intangible assets, gross	9,821	11,205
Less: accumulated amortization	(1,695)	(677)
Intangible assets, net	$8,126	$10,528

Intangible assets have weighted-average amortization periods as follows:

Years
Capitalized software	4
Developed technology	4
Domain Name	15

Amortization expense of intangible assets was $0.5 million and $1.7 million for the three and nine months ended March 31, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended March 31, 2023, respectively. During the nine months ended March 31, 2024, the Company changed its strategy in connection with the attempted deployment of its vision capitalized software upon which it was determined that the carrying amount of the software may not be recoverable. The Company concluded that the product had no future net undiscounted cash flows due to the focus on Presto Voice and the obsolescence of the vision technology. Therefore, the Company recorded an impairment charge of $2.8 million in the nine months ended March 31, 2024. The Company did not record an impairment charge in the three months ended March 31, 2024.

In addition, the Company recorded an impairment charge of $0.4 million in the nine months ended March 31, 2024, related to the next generation of its Presto Touch capitalized software as the shift in strategy to focus on Presto Voice and wind-down Presto Touch led to the conclusion that the carrying value of this technology was not recoverable. The Company did not record an impairment charge in the three months ended March 31, 2024.

Both of these abandoned technologies had not previously been placed into service. Total impairment charge in the nine months ended March 31, 2024 was $3.2 million recorded in research and development expenses on the condensed consolidated statement of operations and comprehensive income (loss).

In addition, due to a change in strategy on the Presto Voice solution as a result of a change in the Company’s management team during the nine months ended March 31, 2024, the Company fully impaired obsolete developed technology related to the CyborgOps acquisition as there are no future cash flows expected from the technology. The impairment charge of $0.9 million has been recorded for the nine months ended March 31, 2024 in depreciation, amortization and impairment expense within cost of revenue on the condensed consolidated statement of operations and comprehensive income (loss).

The Company did not record an impairment charge in the three and nine months ended March 31, 2023.

Total future amortization expense for intangible assets is estimated as follows:

Remainder of 2024	$593
2025	2,359
2026	2,355
2027	2,355
2028	464
Thereafter	—
Total	$8,126

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of	As of
	March 31,	June 30,
	2024	2023
Accrued expenses	$1,893	$253
Accrued vacation	702	868
Accrued payroll	1,066	1,208
Operating lease liability, current	230	355
Accrued interest	15	375
Accrued repair cost (Refer to Note 8)	—	392
Accrued sales tax	146	134
Accrued other	115	734
Total accrued liabilities	$4,167	$4,319

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of	As of
	March 31,	June 30,
	2024	2023
Unvested Sponsor Shares Liability	$8	$1,399
Operating lease liability, net of current portion	—	136
Total other long-term liabilities	$8	$1,535

6. Financing Obligations

The Company’s financing obligations, net of discounts, consist of the following:

	As of March 31,	As of June 30,
	2024	2023
Receivable financing facility	$3,540	$4,067
Equipment financing facility	—	609
Total financing obligations	3,540	4,676
Less: financing obligations, current	(3,540)	(1,676)
Total financing obligations, noncurrent	$—	$3,000

Receivable Financing Facility

The Company’s receivable financing facility requires monthly payments of principal and interest totaling an aggregate principal and interest of $0.4 million, $1.8 million and $1.8 million for the remainder of fiscal year 2024, fiscal year 2025 and fiscal year 2026, respectively. Since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of $3.5 million as current on the condensed consolidated balance sheet as of March 31, 2024.

On December 15, 2023, and subsequently, on February 15, 2024 the Company entered into amendments to the receivable financing facility, which changed the amount and timing of certain repayments, increased the repayment amount, and extended the maturity date. The amendment on February 15, 2024 added certain events of default, which includes the occurrence of an event of default under the Credit Agreement. The amendments are each considered a troubled debt restructuring under the guidance of ASC 470 with no gain or loss recorded at the time of the amendment. The Company did not incur any additional expenses.

Equipment Financing Facility

The Company has equipment financing facilities with third party financing partners to secure payments of certain Presto Touch tablet purchases. Such arrangements generally had terms ranging from three – five years and interest rates ranging from 8%-14%. The Company then leased the tablets to one of its customers through operating leases that had 4-year terms. The Company has classified all of its obligations under these arrangements as short-term within financing obligations, current as of June 30, 2023. This facility no longer has an outstanding balance as of March 31, 2024.

7. Debt Arrangements

The Company’s outstanding debt, net of debt discounts, consists of the following:

	As of March 31,	As of June 30,
	2024	2023
CA Note	$3,964	$—
Credit Agreement	46,082	50,639
January 2024 Convertible Notes	7,771	—
March 2024 Convertible Note	719	—
Premium Financing	225	—
Total debt	58,761	50,639
Less: debt, current	(58,761)	(50,639)
Total debt, noncurrent	$—	$—

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

Third Amendment to Credit Agreement

 On October 10, 2023, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Metropolitan, the administrative, payment and collateral agent for Lenders, pursuant to which the parties amended certain covenants of the existing Credit Agreement, the Lenders agreed to waive existing events of default, advance an additional $3.0 million of Term Loans to the Company, and exchange an aggregate of approximately $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”) (refer to Note 10). The effectiveness of the Third Amendment was conditioned, in part upon, (1) evidence of a gross amount of additional equity investments of $3.0 million from Presto CA, LLC (“CA”), (2) the Company hiring a chief financial officer reasonably satisfactory to Metropolitan, and (3) evidence that the Company has engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan to provide capital markets advisory services in connection with upcoming capital raises.  All conditions precedent were satisfied and the Third Amendment closed on October 17, 2023.

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

The Third Amendment also provides that, with respect to interest accruing for the interest periods ending September 30, 2023 through January 31, 2024, the Company may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, the Company may request that 100% of the accrued but unpaid interest under the Term Loans be capitalized as PIK Interest on a monthly basis, subject to the prior approval by the Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis. Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. The Term Loans mature on March 21, 2025.

On October 10, 2023, in connection with the Third Amendment, the Company entered into the Third Amended and Restated Fee Letter (the “Third Amendment Fee Letter”) with Metropolitan, pursuant to which the Company paid an amendment fee equal to $0.1 million and granted warrants to purchase 25,000 shares of common stock, with an exercise price of $0.01 per share (the “Third Amendment Fee Warrants”) and, together with the Third Amendment Conversion Warrants, the “Third Amendment Warrants.” See Note 10 for further details. The PIK Interest forgiven of $6.0 million exceeded the Third Amendment Warrants fair value of $5.2 million which resulted in a reduction of the debt discount of $0.8 million which will be amortized along with the unamortized debt discount using the effective interest rate over the life of the loan.

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

Further, since the Company cannot be certain it will be in compliance with all covenants in the next twelve months if additional financing is not secured, the Company has classified the balance of the Credit Agreement, as amended, as current on the condensed consolidated balance sheet as of March 31, 2024 and June 30, 2023.

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

On January 11, 2024, following the notice of default received from the Lender on January 4, 2024, as described above, the Company’s Lenders delivered an activation notice to the Company’s bank resulting in the wiring of $10.0 million of the Company’s restricted cash to the Lenders. The funds were applied to reduce the outstanding loan balance.

Forbearance and Fourth Amendment to Credit Agreement

On January 22, 2024, the Company entered into a Forbearance Agreement and Fourth Amendment to Credit Agreement (the “January Forbearance Agreement”) with the Agent, the Lenders and certain significant stockholders of the Company. The January Forbearance Agreement provided that the Lenders would not exercise remedies for a specified period of time pursuant to the events of default in the notice of default from the Lender on January 4, 2024, as well as the anticipated future event of default due to the Company failing to appoint a new Chief Financial Officer reasonably acceptable to the Agent within 90 days of the prior Chief Financial Officer’s resignation, subject to the agreements and conditions set out below.

The January Forbearance Agreement provided that, contingent on the Company raising gross cash proceeds raised of $6.0 million by January 29, 2024 in a capital raise defined as the sale of new equity interests of the Company or the issue of a convertible subordinated note with specified terms and conditions and that is reasonably satisfactory to the Lender (the “Capital Raise”), the forbearance date would be extended to February 29, 2024.

The January Forbearance Agreement was contingent on the Company having appointed an independent member of the Board whose independence was acceptable to the Agent in its sole discretion. This was satisfied with the appointment of Matthew MacDonald as a member of the Board on January 28, 2024.

On February 17, 2024, the Company received notice from the Agent and the Lenders of two events of default under the Credit Agreement: (1) that the Company did not replace its CEO with a chief restructuring officer or person with significant restructuring, turnaround and insolvency experience reasonably acceptable to the Agent within the time period required following the resignation of the prior CEO; and (2) that the Company failed to deliver certain financial reports to the Agent on a weekly basis as required by the Credit Agreement. As a result, the Agent and the Lenders notified the Company that the January Forbearance Agreement had terminated on February 17, 2024.

Fifth Amendment to Credit Agreement

On January 30, 2024, the Company entered into the Fifth Amendment to Credit Agreement and Acknowledgment (the “Fifth Amendment”) with the Agent, the Lenders and certain significant stockholders of the Company. The material terms of the Fifth Amendment are as follows:

●	The parties confirmed that the January 2024 Offering (as defined below) satisfied the requirements of the January Forbearance Agreement in order for the Lenders to grant continued forbearance with respect to events of default under the Credit Agreement.
●	The date until which initial forbearance is granted was extended from the original date of February 29, 2024 in the January Forbearance Agreement until March 8, 2024.
●	The Company agreed that on or prior to March 6, 2024, it would hold a shareholder meeting, among other things, to (i) approve the issuance of certain shares issuable in connection with any securities subject to the 19.99% cap imposed by Nasdaq rules, including, without limitation, the Third Amendment Conversion Warrants, the Fifth Amendment Warrants and the January 2024 Convertible Notes, and (ii) amend its certificate of incorporation to increase the authorized shares of Common Stock to not less than 100,000,000,000 shares. The failure of such meeting of the shareholders of the Company to occur on or before March 6, 2024 would constitute an immediate event of default under the Credit Agreement.
●	The Company anticipated that its cash payments in February will result in a reduction in its operating cash that breaches the permitted “Net Adjusted Decrease in Operating Cash” covenant under the Credit Agreement. This anticipated event of default under the Credit Agreement is made subject to the January Forbearance Agreement.

In connection with the effectiveness of the Fifth Amendment, the Company issued to the Agent warrants to purchase 5,323,298 shares of Common Stock (the “Fifth Amendment Warrants”) reflecting a value equal to the amount of interest that would accrue on the outstanding loan under the Credit Agreement through December 31, 2024 at a rate of 4% per annum to account for the reduction in interest rate under the Credit Agreement from 12% to 8% upon the closing of the January 2024 Offering (as defined below). Refer to Note 10 for additional information regarding the Fifth Amendment Warrants.

Sixth Amendment to the Credit Agreement

On March 1, 2024, the Company entered into a Forbearance Agreement and Sixth Amendment to Credit Agreement (the “March Forbearance Agreement”) with the Agent, the Lenders and certain significant stockholders of the Company. The March Forbearance Agreement provides that the Lenders would not exercise remedies pursuant to the events of default in the notices from the Lenders dated January 4, 2024, January 8, 2024 and January 11, 2024 (the “March Forbearance”) until April 14, 2024 if the Company raised gross cash proceeds of $3.5 million or more in a capital raise by March 4, 2024 or until March 16, 2024 if the Company raised gross cash proceeds in an amount greater than or equal to $2 million but less than $3.5 million in a capital raise by March 4, 2024 (in either case, the “Forbearance Termination Date”).

The March Forbearance would terminate upon the following dates: (a) the Forbearance Termination Date; (b) the date on which the Company or any other party to the Credit Agreement (each, a “Loan Party”) commences, or threatens in writing to commence, any litigation against the Agent or any Lender; (c) the date on which any Loan Party takes any action inconsistent with the Agent’s or any Lender’s interests in the Collateral (as defined in the Credit Agreement); (d) the commencement of any insolvency proceeding by or against any Loan Party; (e) any amendment to the Loan Parties’ certificate of incorporation, bylaws or other operating documents, or the Company entering into any stockholders agreement or other operating document, which in any way amends or alters (A) the composition of the Company’s board of directors including providing any stockholder or other person with any right to designate a director, (B) the relative voting rights of members of the board of directors or stockholders, or (C) the terms of the Loan Parties’ governance; (f) Paul Hastings LLP ceases, for any reason, to act as corporate counsel to the Loan Parties; (g) on the date that is three (3) days after March 1, 2024, if by that date the Loan Parties have not retained an interim or permanent resource to support capital markets activity reasonably acceptable to Agent in its sole discretion or (h) the occurrence or existence of any default or event of default under the Forbearance Agreement or under any loan document, or any event or circumstance which, with notice or the passage of time, shall become an event of default, other than the Forbearance Defaults.

Seventh Amendment to the Credit Agreement

On March 21, 2024, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement with the Agent for the Lenders. Pursuant to the Seventh Amendment, the Lenders agreed not to exercise remedies with respect to a number of events of default prior to April 15, 2024 to the extent $2.0 million is advanced to the Company pursuant to the CA Note (defined below) on March 21, 2024 and prior to May 15, 2024 to the extent an additional $2.0 million is advanced to the Company pursuant to the CA Note (defined below) on March 30, 2024 (in either case, the “New Forbearance Termination Date”).  The Seventh Amendment further provides that (1) the minimum unrestricted cash amount under the Credit Agreement will be zero from March 21, 2024 until the day prior to the New Forbearance Termination Date and will become $10 million on the New Forbearance Termination Date, and (2) an event of default by the Company under the CA Note will constitute an event of default under the Credit Agreement as well.

The Company recorded PIK Interest expense which is reflected as an increase to the outstanding debt balance in the amounts of $1.4 million and $5.6 million during the three and nine months ended March 31, 2024, respectively, and $2.2 million and $4.6 million, respectively, during the three and nine months ended March 31, 2023. Further, the Company recorded interest expense associated with the amortization of debt discounts of $1.6 million and $4.0 million, respectively, during the three and nine months ended March 31, 2024, and $0.6 million and $1.2 million, respectively, during the three and nine months ended March 31, 2023. Accordingly, at March 31, 2024, the Credit Agreement, current balance of $46.1 million reflects $48.0 million of principal and $5.1 million of PIK Interest accrual, reduced by $7.0 million of unamortized debt issuance costs.

Subordinated Convertible Notes

On January 29, 2024, the Company entered into securities purchase agreements for the issuance and sale of subordinated convertible notes with several investors for an aggregate cash proceeds of $6.0 million principal amount.  In addition, a $3.0 million principal amount of subordinated notes was issued (together with the $6.0 million principal amount, the “January 2024 Convertible Notes” or the “January 2024 Offering”) in exchange for the Company repurchasing 3,000,000 shares of the Company’s common stock that the investor had purchased in the November 2023 Offering at a price of $1.00 per share in addition to forfeiting the right to receive 9,000,000 additional shares of common stock that would be issuable as a result of triggering the anti-dilution adjustment in the November Purchase Agreement. The January 2024 Convertible Notes mature on March 30, 2026.

The January 2024 Convertible Notes accrue PIK Interest monthly at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The January 2024 Convertible Notes are convertible into 36,000,000 shares of common stock at the option of each holder at $0.25 per share (the “Conversion Price”), subject to anti-dilution provisions contained in the January 2024 Convertible Notes. The January 2024 Convertible Notes convert mandatorily into common stock at the then prevailing conversion price immediately prior to (a) a qualifying restructuring transaction, or (b) a qualifying change of control transaction with a financial investor. From issuance through September 30, 2024, the Conversion Price will be reduced if the Company issues any common stock or securities convertible into or exchangeable for common stock at a price that is less than the Conversion Price. The Company elected the fair value option to account for the January 2024 Convertible Notes and the resulting impact of the change in the fair value of the January 2024 Convertible Notes is recorded on the condensed consolidated statement of operations in the change in fair value of warrants and convertible promissory notes for the three and nine months ended March 31, 2024.

On March 1, 2024 the Company issued to Remus Capital a subordinated convertible note in the principal amount of $1.0 million (the “March 2024 Convertible Note”) in consideration for a cash investment of $960,000 from Remus Capital. The March 2024 Convertible Note accrues interest monthly by increasing principal at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The March 2024 Convertible Note is convertible into 3,840,000 shares of common stock at the option of the holder at the conversion price of $0.25 per share and matures on March 30, 2026. The March 2024 Convertible Note will convert mandatorily into common stock at the then prevailing conversion price immediately prior to (a) a qualifying restructuring transaction, or (b) a qualifying change of control transaction with a financial investor. The Company has elected the fair value option to account for the March 2024 Convertible Note and the resulting change in the fair value of the March 2024 Convertible Note is recorded on the condensed consolidated statement of operations in the change in fair value of warrants and convertible promissory notes for the three and nine months ended March 31, 2024.

Since the Company cannot be certain it will be in compliance with all covenants of the Credit Agreement in the next twelve months if additional financing is not secured, and an event of default on the January 2024 Convertible Notes and the March 2024 Convertible Note includes an event of default on any debt above $0.5 million, the Company has classified the balance of the January 2024 Convertible Notes and the March 2024 Convertible Note as current on the condensed consolidated balance sheet as of March 31, 2024.

The January 2024 Convertible Notes and the March 2024 Convertible Note are subordinated to the prior payment in cash in full of the Credit Agreement (“Senior Indebtedness”), and no principal or interest may be paid in cash on the January 2024 Convertible Notes or the March 2024 Convertible Note prior to the repayment in cash in full of the Senior Indebtedness.

All or a portion of the January 2024 Convertible Notes and the March 2024 Convertible Note can be redeemed at the option of the holder upon an event of default at a price equal to the greater of (i) the sum of the conversion amount which is the portion of principal, plus accrued PIK interest and (ii) the product of (X) the conversion amount divided by $0.25, subject to adjustment, multiplied by the greatest closing sale price of the Company’s common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment. This clause is subject to the payment in full of the Senior Indebtedness as noted above.

Upon a bankruptcy event of default, the Company must immediately pay to the holders an amount in cash representing all outstanding principal, accrued interest, and other charges. A bankruptcy event of default is defined as: the Company commences any case, proceeding or other action under the Bankruptcy Code or similar debtor relief laws or there is a case, proceeding or other action of similar nature commenced against the Company. This clause is subject to the payment in full of the Senior Indebtedness as noted above.

CA Note

On March 21, 2024, the Company issued to CA a secured promissory note in the principal amount of $4.0 million (the “CA Note”), pursuant to which CA agreed to make two loans totaling an aggregate of $4.0 million to the Company. The first loan was made on March 21, 2024 in the amount of $2.0 million and the second loan was made on March 30, 2024 in the amount of $2.0 million. The CA Note shall be repaid no later than May 15, 2024. Interest on the CA Note accrues by increasing principal at a rate of 12.0% per annum.  On the maturity date, the Company will pay the interest then due by adding such outstanding interest to the aggregate principal amount of the loans.

The CA Note is secured by a first priority lien on substantially all of the Company’s assets, pursuant to that certain security agreement, dated as of March 21, 2024, by and between the Company and CA.

The CA Note is subject to a subordination agreement (the “Subordination Agreement”) among the Agent and the Lenders, CA, and the Company. Under the Subordination Agreement, (1) the Agent and the Lenders agree to subordinate their liens on the collateral to the liens of CA securing the CA Note, (2) CA agrees that, prior to repayment of amounts payable to the Lenders, it will not take any enforcement action with respect to the CA Note without the consent of the Agent, (3) the Agent will retain the sole right to engage in enforcement actions and otherwise manage the collateral, and (4) the Agent and/or the Lenders, at any time, may purchase the outstanding loans, at par, without regard to any prepayment penalty or premium.

Premium Financing

On October 4, 2023, the Company entered into a premium financing agreement to finance approximately $0.8 million in the form of a term loan, which is secured by the Company’s insurance policies. The proceeds of the loan will be used to pay insurance premiums for Directors and Officers (“D&O”) insurance. The related interest rate is 8.43% with monthly principal and interest payments of $0.1 million and a maturity date of May 21, 2024.

Previously Issued Convertible Promissory Notes

As of June 30, 2022, the Company had $89.7 million of convertible notes outstanding to various investors, all of which were accounted for under the fair value option. In conjunction with the Merger all convertible promissory notes and embedded warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023. As a consequence of the conversion, $41.4 million was reclassified into additional paid-in capital. Accordingly, there were no remeasurement effects related to the convertible promissory notes, as such notes were no longer outstanding during the three months ended March 31, 2023.

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

Paycheck Protection Program Loans

In March 2021, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $2.0 million through the U.S. Small Business Administration. The loan was to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. The Company’s accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the nine months ended March 31, 2023, the Company received forgiveness of the PPP loan of $2.0 million and recognized income on forgiveness within other income, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Future principal payments on debt including interest payments elected to be capitalized as PIK Interest and assuming no events of default for the Company’s fiscal years were as follows:

As of March 31,
2024
Remainder of 2024	$4,221
2025	53,119
2026	10,069
Total future payments on debt obligations	$67,409

8. Commitments and Contingencies

Warranties, Indemnification, and Contingencies

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. The Company has incurred costs to refurbish customer tablets in the three and nine months ended March 31, 2024 of $0.3 million and $0.8 million, respectively, and in the three and nine months ended March 31, 2023, of $0.3 million and $1.2 million, respectively, which are recorded in cost of platform revenue in the Company’s condensed consolidated statement of operations and comprehensive income (loss). In connection with the service level agreements, the Company has recorded $0.4 million in accrued liabilities in the condensed consolidated balance sheets for expected repair costs for customer tablets currently in the Company’s return merchandise authorization process as of June 30, 2023. There is no liability for service level agreements as of March 31, 2024.

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

In addition, the Company has agreed to indemnify the Company’s directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains D&O insurance coverage that may enable the Company to recover a portion of any future amounts paid.

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

In June 2022, the Company received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with its third-party subcontractor, XAC Automation Corp (“XAC”) and was awarded approximately $11.3 million in damages related to the Company’s loss on infrequent product repairs and to cover its legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023. In a decision rendered on January 16, 2024 by the Singapore Court of Appeal, the Company obtained a favorable verdict in the final hearing regarding its case against XAC. The Court dismissed XAC’s appeal and upheld the award of $11.3 million previously made to the Company. XAC has no further recourse to set aside the award and the Company is able to seek to enforce the award against XAC in Taiwan, the country of XAC’s domicile, going forward. The Company intends to pursue full collection of this award from XAC in Taiwan, which involves domesticating the award there and may take between several months to more than a year. The award has not met the criteria to be considered realizable as of March 31, 2024. As a result, the Company has not recognized any gain related to this settlement in its condensed consolidated statement of operations and comprehensive income (loss).

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

9. Stockholders’ Deficit

Effective with the closing of the Merger the Company restated its articles of incorporation. Under the amended and restated articles of incorporation the Company is authorized to issue 180,000,000 shares of common stock and 1,500,000 shares of preferred stock. Following Board approval, on February 26, 2024, the stockholders of the Company approved an amendment to the second amended and restated certificate of incorporation of the Company which increased the number of authorized shares of common stock of the Company from 180,000,000 shares to 100,000,000,000 shares. The holders of common stock shall have the right to one vote for each share of common stock held.

October Purchase Agreement

On October 10, 2023, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with CA, which closed on October 16, 2023, pursuant to which the Company agreed to sell an aggregate of 1,500,000 newly issued shares of the Company’s common stock, at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million.  The October Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. In addition, the October Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require the Company to issue additional shares of common stock to CA, upon the terms and subject to the conditions contained in the October Purchase Agreement. The anti-dilution provisions were triggered by the November 2023 Offering (as defined below), the January 2024 Offering and the February Offering (as defined below), and required the Company to issue 9.0 million and 10.5 million additional shares in the aggregate to CA for the three and nine months ended March 31, 2024. The down-round provision is accounted for when it is triggered as a deemed dividend. On March 21, 2024 the Company entered into a second amendment to the October Purchase Agreement which extended the anti-dilution coverage through September 30, 2024 and re-affirmed the triggering price to $0.25 per share.

November 2023 Capital Raise

On November 17, 2023, the Company entered into agreements (the “November Purchase Agreements”) with a syndicate of investors (the “November Purchasers”) for the sale of 7,000,000 shares of the Company’s common stock in a registered offering that resulted in gross proceeds of $7.0 million (the “November 2023 Offering”). As part of the offering, a related party, Zaffran Special Opportunities, LLC, received an additional 750,000 shares, for total shares issued of 7,750,000. The offering resulted in fees of $0.8 million and closed on November 21, 2023.

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

The November 2023 Offering triggered anti-dilution provisions in the October Purchase Agreement and the Third Amendment Conversion Warrants. Refer to Note 10 for details on the impact on the Third Amendment Conversion Warrants. Pursuant to the October Purchase Agreement, the Company was required to issue 1,500,000 additional shares to CA. The triggering of the anti-dilution provision was accounted for as a deemed dividend when it occurred resulting in a $1.5 million offsetting adjustment within additional paid-in capital. The Company agreed with each of CA, and the Lenders that the “New Issuance Price” (as defined in the October Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00.

On November 17, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Northland Securities, Inc. (“Northland”), Chardan Capital Markets LLC (“Chardan”) and The Benchmark Company, LLC (“Benchmark”), to act as exclusive placement agents in connection with the November 2023 Offering (collectively, the “Placement Agents”). The Company agreed to (i) pay the Placement Agents a cash fee equal to $0.5 million, (ii) reimburse Northland up to $0.1 million for its reasonable and documented offering-related legal and other expenses and (iii) reimburse Benchmark and Chardan $15,000 each for reasonable and documented offering-related expenses. The placement agency fees combined were $0.6 million and including legal and other fees of $0.5 million resulted in aggregate costs of $1.1 million which were recorded to equity as an offset to proceeds received in the condensed consolidated statement of stockholders’ deficit.

Triggering and Partial Waiver of Anti-dilution Protection Associated with the January 2024 Offering

The issuance of the January 2024 Convertible Notes triggered anti-dilution adjustment provisions in the October Purchase Agreement, the Third Amendment Conversion Warrants and the November Purchase Agreements. Refer to Note 10 for details on the impact on the Third Amendment Conversion Warrants.

The investors in the October Purchase Agreement and the November Purchase Agreements (other than one investor holding 1,000,000 shares) and the Lenders agreed that the “New Issuance Price” for the purpose of anti-dilution protection would be $0.40 and not $0.25. For the one investor holding 1,000,000 shares, the “New Issuance Price” was $0.25. As a result, the Company issued 12,000,000 additional shares of the Company’s common stock to the investors in the October Purchase Agreement and the November Purchase Agreements, which was accounted for as a deemed dividend resulting in a $7.7 million offsetting adjustment within additional paid-in capital. Additional shares issued includes the one investor holding 1,000,000 shares who received 3,000,000 additional shares and excludes the lead investor holding 3,000,000 shares that were forfeited and exchanged for $3.0 million principal amount of January 2024 Convertible Notes.

March Equity Raises

On February 29, 2024, the Company entered into securities purchase agreements (the “February Purchase Agreement”) with several investors (the “February Purchasers”) relating to the issuance and sale of an aggregate of 8,533,000 shares of common stock, (the “February Offering”) for aggregate gross proceeds to the Company of $2.1 million, before deducting placement agent fees and other expenses of $0.5 million. The February Offering closed on March 4, 2024.

On March 14, 2024, the Company entered into securities purchase agreements (the “March Purchase Agreement”) with several investors (the “March Purchasers”) relating to the issuance and sale of an aggregate of 4,800,000 shares of common stock, (the “March Offering”) for aggregate gross proceeds to the Company of $1.2 million, before deducting placement agent fees and other expenses of $0.2 million.  The March Offering closed on March 18, 2024.

The February Offering triggered anti-dilution adjustment provisions in the October Purchase Agreement, the Third Amendment Conversion Warrants, the Fifth Amendment Warrants and the November Purchase Agreements. Refer to Note 10 for details on the impact on the Third Amendment Conversion Warrants and the Fifth Amendment Warrants. CA received 4,500,000 additional shares and the November Purchasers received 4,500,000 additional shares, and there was a reduction of the New Issuance Price from $0.40 to $0.25. The additional shares issued were accounted for as a deemed dividend resulting in a $1.4 million offsetting adjustment within additional paid-in capital.

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

On September 21, 2022, in connection with the closing of the Merger, Ventoux and Legacy Presto and a proposed convertible note lender (“Silver Rock”) agreed to terminate the proposed amended and restated convertible note subscription agreement, dated July 25, 2022, which was to be funded at the closing of the Merger. Pursuant to the termination agreement, Silver Rock agreed to the termination in exchange for 400,000 shares of common stock of Legacy Presto which were converted into 323,968 shares of Company common stock pursuant to the terms of the Merger Agreement. The share transfer was determined to be a termination fee valued at $1.6 million for the nine months ended March 31, 2023, recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss), with an offsetting increase to additional paid-in capital. The Company also agreed to pay certain expenses of Silver Rock in the amount of $0.5 million during the nine months ended March 31, 2023, which is recorded within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss). In addition to the consideration transferred directly by the Company, 500,000 warrants to purchase common stock, held by the Sponsors, were transferred to Silver Rock. The substance of the warrant transfer by the Sponsor to Silver Rock under the termination agreement was such that the Sponsors made a capital contribution to the Company, and the Company then made a share-based payment to Silver Rock in exchange for termination of the convertible note agreement. Accordingly, the Company recorded the transaction during the nine months ended March 31, 2023, as other financing cost of $0.8 million within other financing and financial instrument (costs) income, net on the condensed consolidated statement of operations and comprehensive income (loss) with an offsetting increase to additional paid-in capital for the contribution.

The Company has the following shares of common stock reserved for future issuance:

As of
March 31,
2024
Warrants to purchase common stock	53,857,731
January 2024 Convertible Notes	36,000,000
March 2024 Convertible Note	3,840,000
Common stock options and RSUs	8,431,424
Equity awards available for future grants	3,722,827
Sponsor share liability	444,500
Earnout shares	14,049,457
120,345,939

10. Warrants

Since inception, the Company has issued warrants in conjunction with various debt financings. The Company accounts for its warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an implicit or explicit input to the valuation of the Company. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and convertible notes in the condensed consolidated statement of operations and comprehensive income (loss). Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of the Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

Warrant Issuances to Purchase Common Stock

On October 16, 2023, in connection with the Third Amendment, the Company granted the Third Amendment Conversion Warrants and the Third Amendment Fee Warrants to purchase 3,000,000 and 25,000 shares of common stock, respectively, with an exercise price of $0.01 per share (refer to Note 7 for additional details of the Third Amendment Conversion Warrants). The Third Amendment Conversion Warrants include anti-dilution provisions relating to future issuances or deemed issuances of common stock from the issuance date of the Third Amendment Conversion Warrants to April 1, 2024 at a price per share below $2.00 per share, which would require the Company to issue additional shares of common stock to the lenders, upon the terms and subject to the conditions contained in the agreement. The anti-dilution provisions of the Third Amendment Conversion Warrants were triggered by the November 2023 Offering and the Company was required to increase the number of shares issuable under the Third Amendment Conversion Warrants from 3,000,000 to 6,000,000 shares of common stock and the triggering price was reduced to $1.00 per share. The anti-dilution provisions were further triggered by the January 2024 Offering and the Company was required to increase the number of shares issuable under the Third Amendment Conversion Warrants from 6,000,000 to 15,000,000 shares of common stock and the triggering purchase price was reduced to $0.40 per share. The anti-dilution provisions were further triggered by the February Offering and the Company was required to increase the number of shares issuable under the Third Amendment Conversion Warrants from 15,000,000 to 24,000,000 shares of common stock and the triggering purchase price was reduced to $0.25 per share. The increase in the fair value of the warrants is recorded to change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss). On March 21, 2024, the Third Amendment Conversion Warrants was amended and restated to extend the anti-dilution coverage from April 1, 2024 to September 30, 2024. The effects of the anti-dilution amendment is included in the change in the warrant liability during and as of the three months ended March 31, 2024.

On January 31, 2024, in connection with the Fifth Amendment, the Company issued the Fifth Amendment Warrants to purchase 5,323,298 shares of common stock, with an exercise price of $0.01 per share. The Fifth Amendment Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of common stock from the issuance date of the Fifth Amendment Warrants to April 1, 2024 at a price per share below $0.40, upon the terms and subject to the conditions contained in the Fifth Amendment Warrants. The anti-dilution provisions of the Fifth Amendment Warrants were triggered by the February Offering and the Company was required to increase the number of shares issuable under the Fifth Amendment Warrants from 5,323,298 to 8,517,278 shares of common stock, and the triggering purchase price was reduced to $0.25 per share. The increase in the fair value of the warrants is recorded to change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss). On March 21, 2024, the Fifth Amendment Warrants were amended and restated to extend the anti-dilution coverage from April 1, 2024 to September 30, 2024. The effects of the anti-dilution amendment is included in the change in the warrant liability during and as of the three months ended March 31, 2024.

The following tables represent the warrants outstanding and the underlying common stock as of March 31, 2024 and June 30, 2023:

	As of March 31, 2024
	Expiration date	Exercise Price	Number of Shares		Term (years)	Classification
Common	[C]	$7.80	12,811		7	Equity
Common	[C]	$7.80	41,636		7	Equity
Common	[C]	$7.80	16,654		7	Equity
Common	March 2026	$5.85	84,461		6.5	Liability
Common	June 2028	$0.01	404,961	[D]	6.7	Equity
Common	[E]	$0.37	178,395		10	Equity
Common	March 2026	$0.37	57,952		10	Liability
Common	July 2027	$5.85	86,532		6	Liability
Common	July 2027	$0.37	402,679		6	Equity
Common	[A]	$8.16	182,158		[A]	Equity
Common	January 2031	$8.16	27,577		10	Liability
Common	[B]	$6.53	294,725	[B]	10	Equity
Common	March 2032	$8.16	374,912		10	Liability
Common	September 2027	$11.50	1,500,000		5	Equity
Common	September 2027	$8.21	8,625,000	[H]	5	Equity
Common	September 2027	$11.50	6,125,000	[I]	5	Liability
Common	March 2028	$0.01	400,000	[F]	5	Liability
Common	May 2028	$0.01	2,500,000	[G]	5	Liability
Common	October 2028	$0.01	24,025,000	[J]	5	Liability
Common	January 2029	$0.01	8,517,278	[K]	5	Liability
Total			53,857,731

	As of June 30, 2023
	Expiration date	Exercise Price		Number of Shares		Term (years)	Classification
Common	[C]	$7.80		12,811		7	Equity
Common	[C]	$7.80		41,636		7	Equity
Common	[C]	$7.80		16,654		7	Equity
Common	March 2026	$5.85	*	84,461		6.5	Liability
Common	June 2028	$0.01		404,961	[D]	6.7	Equity
Common	[E]	$0.37		178,395		10	Equity
Common	March 2026	$0.37		57,952		10	Liability
Common	July 2027	$5.85	*	86,532		6	Liability
Common	July 2027	$0.37		402,679		6	Equity
Common	[A]	$8.16		182,158		[A]	Equity
Common	January 2031	$8.16		27,577		10	Liability
Common	[B]	$6.53		294,725	[B]	10	Equity
Common	March 2032	$8.16		374,912		10	Liability
Common	September 2027	$11.50		1,500,000		5	Equity
Common	September 2027	$8.21		8,625,000	[H]	5	Equity
Common	September 2027	$11.50		6,125,000	[I]	5	Liability
Common	March 2028	$0.01		400,000	[F]	5	Liability
Common	May 2028	$0.01		2,500,000	[G]	5	Liability
Total				21,315,453

* Prior period presentation of exercise price has been corrected to reflect the adjusted contractual price.

[A] —	Warrants will expire at the earliest of a consummation of an acquisition or one year after the effective date of a registration statement for an initial public offering.
[B] —

Warrant has the option of being converted into a variable number of shares based on the class of shares that the warrant is exercised at the discretion of the warrant holder. The Company notes the most likely conversion is to common stock and have calculated the number of shares as the quotient of the aggregate warrant coverage dollar amount value of $1.9 million over the exercise price of $6.53 per share as of March 31, 2024 and June 30, 2023. Warrant will also expire at the earliest of

10 years from the issuance date of March 5, 2021 or a consummation of an acquisition in which the sole consideration is cash or marketable securities.

[C] —	Warrants expire 5 years from the effective date of a registration statement for an initial public offering should one occur.
[D] —

Warrants were issued in October 2021 and are exercisable contingent on rollouts of the Company’s products and services to the warrant holder. Number of shares represents the maximum number of shares to be issued to the warrant holder of 404,961, of which 202,715 are outstanding as of March 31, 2024, respectively, and 66,396 remained contingent as of June 30, 2023. No warrants remained contingent to be issued as of March 31, 2024. Expense related to the cost of these warrants being recognized as a reduction to revenue in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

[J] —

In connection with the Third Amendment to the Credit Agreement, the Company issued the Third Amendment Conversion Warrants and the Third Amendment Fee Warrants (together, “Third Amendment Warrants”). The Third Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of the issuance of the warrants; provided, that the Company shall not affect the exercise of any portion of the warrant to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise. The warrant holder may redeem the Third Amendment Warrants for cash at their then fair value in the event of a (i) consolidation or merger with or into another party, (ii) a sale, assignment, transfer or disposal of substantially all of the Company’s assets, (iii) purchase, sale or tender of the Company’s common stock where the beneficial owner owns more than 50% of the Company’s common stock, and (iv) a reorganization, recapitalization or reclassification of the Company’s common stock. The Third Amendment Conversion Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of common stock from the issuance date of the Third Amendment Conversion Warrants to September 30, 2024, as modified.

[K] —

In connection with the Fifth Amendment to the Credit Agreement, the company issued the Fifth Amendment Warrants. The Fifth Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of the issuance of the warrants; provided, that the Company shall not effect the exercise of any portion of the warrant to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise. The warrant holder may redeem the Fifth Amendment Warrants for cash at their then fair value in the event of a (i) consolidation or merger with or into another party, (ii) a sale, assignment, transfer or disposal of substantially all of the Company’s assets, (iii) purchase, sale or tender of the Company’s common stock where the beneficial owner owns more than 50% of the Company’s common stock, and (iv) a reorganization, recapitalization or reclassification of the Company’s common stock. The Fifth Amendment Warrants are subject to anti-dilution provisions related to future issuances or deemed issuances of common stock from the issuance date of the Fifth Amendment Warrants to September 30, 2024, as modified.

11. Stock-Based Compensation

Stock-Based Compensation Plans

Effective with the Merger, the Board of Directors of the Company (the “Board”) adopted the 2022 Incentive Award Plan (the “2022 Plan”). Prior to the Merger, the Company utilized the 2018 equity incentive plan (“2018 Plan”) which replaced the 2008 Stock Incentive Plan (“2008 Plan”). As of March 31, 2024, the number of shares of common stock reserved for future issuance under the 2022 Plan was 3,722,827. The Board may grant incentive and non-statutory stock options and restricted stock units (“RSUs”) to employees, outside directors, investors and consultants at an exercise price of not less than 100% of the fair market value at the date of grant. Awards generally vest ratably over periods determined by the Board, generally four or five years, and expire no later than ten years from the date of grant. For options and RSUs subject to the one-year cliff vesting, the expense is recognized as 25% or 20% of the total option value for a four-year or five-year vesting period, respectively, which is recognized on a straight-line basis over the first year and remaining option expense continues to be recognized straight-line as vesting occurs monthly thereafter.

The Company had 300,376 stock options with performance and service vesting requirements in the nine months ended March 31, 2023. The service-based vesting condition is satisfied by rendering continuous service for 4 years after the performance-based vesting condition occurs. The performance-based vesting condition is satisfied in connection with a public liquidity event. Effective with the closing of the Merger, the public liquidity event performance condition was achieved. The Company recognized an immaterial amount of expense associated with these options for the nine months ended March 31, 2023.

In September 2022, the Company granted 1,200,000 RSUs to a director of the Company with a grant date fair value of $4.56 per RSU. The RSUs vest in the following tranches, subject to the continuous service through each applicable vesting date: 33.33% of the RSUs shall vest on March 31, 2023, 56.67% of the RSUs shall vest in equal monthly installments on the last day of each month during the subsequent 23-month period, and the remaining 10% shall vest upon the third anniversary of the vesting commencement date. The Company recorded compensation expense during the three and nine months ended March 31, 2024 related to the RSUs of $0.4 million and $1.2 million, respectively. The Company recorded compensation expense during the three and nine months ended March 31, 2023 related to the RSUs of $0.4 million and $2.6 million, respectively.

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

The following summary of the equity incentive plan option activity is shown collectively for the 2018 Plan and the 2008 Plan:

	Number of	Weighted-	Weighted-	Aggregate
	Options	Average	Average Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life (years)	Value
Balance – June 30, 2023	9,901,703	$0.72	4.40
Exercised	(3,805,155)	$0.05
Forfeited and expired	(373,551)	$2.19
Balance –March 31, 2024	5,722,997	$1.05	3.24
Vested and expected to vest at March 31, 2024	5,722,997	$1.05	3.24	$151
Exercisable at March 31, 2024	5,536,989	$0.96	3.05	151

As of March 31, 2024, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $0.6 million which is expected to be recognized over a weighted-average period of 1.2 years.

The following is a summary of the equity incentive plan RSU activity for the 2022 Plan and the 2018 Plan:

	Number of	Weighted- Average
	Awards Outstanding	Grant Date Fair Value
Unvested Balance – June 30, 2023	4,560,645	$4.00
Granted	1,211,623	$2.23
Vested	(1,205,089)	$3.47
Forfeited	(1,858,752)	$3.48
Unvested Balance - March 31, 2024	2,708,427	$3.08

As of March 31, 2024, the unrecognized stock-based compensation expense related to outstanding unvested RSUs was $6.9 million which is expected to be recognized over a weighted-average period of 3.48 years.

Stock-based Compensation Expense

Stock-based compensation expense, excluding stock-based compensation in capitalized software, related to employees and non-employees, including the expense associated with the earnout shares, by function is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Research and development	$240	$1,154	$2,859	$1,886
Sales and marketing	138	245	745	581
General and administrative	1,629	2,997	5,013	6,805
	$2,007	$4,396	$8,617	$9,272

Stock-based compensation allocated to cost of goods sold was not material for the three and nine months ended March 31, 2024 and 2023.

Employee Stock Purchase Plan

Effective with the closing of the Merger, the Company adopted an employee stock purchase plan (“ESPP”). There was no activity under the plan during the three and nine months ended March 31, 2024 and 2023, as the Company has not yet conducted any offerings pursuant to the ESPP.

Other Stock-based Compensation

Earnout Arrangement with holders of Legacy Presto Common Stock and Outstanding Equity Awards

As of March 31, 2024, unrecognized stock-based compensation expense for earnout awards is $2.6 million which is expected to be recognized over a weighted-average period of 0.78 years. As of March 31, 2024, 950,543 earnout shares held by current employees and directors were forfeited. The earnout shares given to common stockholders not held by current employees and directors and warrant holders have been recorded with equal and offsetting effects on additional paid-in capital on the condensed consolidated balance sheet. As of March 31, 2024, all of the earnout shares remain unissued as the conditions to issuance have not been achieved.

CyborgOps

In connection with the acquisition of CyborgOps, the Company issued 475,638 shares of common stock to employees of CyborgOps who had continued employment with the Company, which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. During the three and nine months ended March 31, 2023, the Company recognized $0.3 million and $0.8 million of stock-based compensation expense related to these equity awards, respectively. There was no stock-based compensation expense recorded for these equity awards for the three months ended March 31, 2024 and an immaterial amount for the nine months ended March 31, 2024. As of March 31, 2024, there are no longer any outstanding equity awards to former CyborgOps employees as they have terminated employment with the Company and all their unvested restricted stock awards were cancelled. The cancellation is recorded as a deduction from common stock outstanding in the condensed consolidated statement of stockholders’ deficit for the nine months ended March 31, 2024.

12. Income Taxes

The Company is subject to U.S. federal, state, and local corporate income taxes. The Company’s income tax expense was not material for the three and nine months ended March 31, 2024 and 2023. The Company does not expect any material changes in tax position for the remainder of the fiscal year.

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss), basic and diluted	$(18,095)	$(15,680)	$(30,777)	$2,080
Less deemed dividend on down-round provision	(9,000)	—	(10,500)	—
Net income (loss) attributable to common stockholders, basic and diluted	$(27,095)	$(15,680)	$(41,277)	$2,080

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	83,744,950	51,453,368	68,395,804	44,173,570
Add: Weighted average dilutive effect of stock options, RSUs and warrants	—	—	—	10,366,225
Weighted average shares outstanding - diluted	83,744,950	51,453,368	68,395,804	54,539,795
Net income (loss) per share attributable to common stockholders, basic	$(0.32)	$(0.30)	$(0.60)	$0.05
Net income (loss) per share attributable to common stockholders, diluted	$(0.32)	$(0.30)	$(0.60)	$0.04

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three months ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Stock options and RSUs	8,431,424	14,386,407	8,431,424	356,342
Convertible debt	39,840,000	-	39,840,000	-
Common stock warrants	53,857,731	18,815,453	53,857,731	12,509,788
Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	102,129,155	33,201,860	102,129,155	12,866,130

The Company, in addition, excluded 14,049,547 and 14,819,594 earnout shares from the calculation of diluted EPS as of March 31, 2024 and 2023 as they are subject to market conditions for which the necessary conditions have not been satisfied.

14. Related Party Transactions

On March 21, 2024, the Company entered into a secured promissory note in the principal amount of $4.0 million with CA, a related party affiliated with Cleveland Avenue, LLC (“Cleveland Avenue”) and Keith Kravcik, a director of the Company, who is the Chief Investment Officer of all of Cleveland Avenue’s various investment funds, including CA. CA is a lender under the CA Note and is party to (i) that certain Amended and Restated Governance Agreement, dated as of November 16, 2023 (the “Governance Agreement”), pursuant to which, among other things, CA has the right to appoint one director of the Company and (ii) that certain Stockholders Agreement, dated as of November 16, 2023 (the “Stockholders Agreement”), pursuant to which the Company agreed that it will not undertake certain actions for a period of 12 months without the consent of the parties thereto.

On March 1, 2024 the Company issued the March 2024 Convertible Note in the principal amount of $960,000 in consideration for a cash investment of $960,000 from Remus Capital, a related party affiliated with Krishna Gupta, a director of the Company. Remus is party to (i) the Governance Agreement, pursuant to which, among other things, Remus Capital has the right to appoint two directors of the Company and (ii) the Stockholders Agreement, pursuant to which the Company agreed that it will not undertake certain actions for a period of 12 months without the consent of the parties thereto.

On January 29, 2024, in connection with the January 2024 Offering, the Company entered into a securities purchase agreement with Remus Capital for the issuance and sale of $2.7 million of the January 2024 Convertible Notes. From issuance through September 30, 2024, the Conversion Price will be reduced if the Company issues any common stock or securities convertible into or exchangeable for common stock at a price that is less than the initial conversion price of $0.25 per share.

In addition, the Company is party to a Stockholders Agreement, dated as of November 16, 2023, by and among the Company, Presto CA, LLC (“CA”) and KKG Enterprises LLC (“KKG”), an entity for which Krishna K. Gupta, the chairman of the Company’s board of directors, is the managing member; each a related party, pursuant to which, CA and KKG have consent rights with respect to, among other things, any issuance of common stock or securities convertible into or exercisable for common stock, subject to limited exceptions. Each of CA and KKG may have the ability to block any such future issuances the Company pursues and the Company may therefore not be able to raise capital as needed.

On November 21, 2023, the Company entered into the November Purchase Agreements, one of which was with Zaffran Special Opportunities, LLC, a related party, affiliated with Krishna Gupta, to which the Company issued 750,000 newly issued shares of the Company’s common stock.

On October 10, 2023, the Company entered into the October Purchase Agreement with CA, pursuant to which the Company agreed to sell 1,500,000 newly issued shares of the Company’s common stock, at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million.

As a result of anti-dilution provisions in the October Purchase Agreement, the Company issued 1,500,000 additional shares to CA upon the issuance of common stock in the November 2023 Offering and the triggering purchase price was lowered from $2.00 to $1.00 per share. The Company recorded an offsetting entry to additional paid-in capital of $1.5 million. The anti-dilutions were further triggered upon the issuance of the January 2024 Convertible Notes where an additional 4,500,000 shares were issued to CA and the triggering purchase price was lowered from $1.00 to $0.40 per share. The Company recorded an offsetting entry to additional paid-in capital of $2.7 million. The anti-dilution provisions were further triggered upon the issuance of common stock in the February Offering where an additional 4,500,000 shares were issued to CA and the triggering purchase price was lowered from $0.40 to $0.25 per share. The Company recorded an offsetting entry to additional paid-in capital of $0.7 million. On March 21, 2024, the October Purchase Agreement was amended and restated to extend the anti-dilution coverage from April 1, 2024 to September 30, 2024.

During the nine months ended March 31, 2023, the Company received an equity investment of $1.0 million from an investor in exchange for 133,333 shares in the Company.  Such investor held a significant portion of outstanding convertible notes on September 15, 2022, the date the investment was made. Refer to Note 9 for further details.

In addition, during the nine months ended March 31, 2023, the Company granted 1,200,000 of RSUs to a director and the previous interim CEO of the Company with a grant date fair value of $4.56 per RSU. Refer to Note 11.

15. Subsequent Events

Cooperation Agreement and Extension to Forbearance Date and Related Terms

On May 16, 2024, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with the Lenders, and certain significant stockholders where the Lenders agreed they will not exercise remedies for certain continuing events of default under the Credit Agreement, under the following conditions (the “May Forbearance”). If the Company raises $3.0 million or more of working capital in a registered direct offering or private placement by May 22, 2024, with at least $2.5 million received by May 15, 2024, the Lenders agree to extend the May Forbearance termination date to June 14, 2024. As of May 20, 2024, the Company had received $3.0 million and the Lenders agreed the date of May 15, 2024 to receive the funds is moved to May 20, 2024. If the Company raises additional working capital of $3.0 million or more by June 7, 2024 in a registered direct offering or private placement the Lenders agree to extend the May Forbearance termination date to July 15, 2024.

Cooperation in Connection with Sale of the Company

In the event of termination of May Forbearance, the Company has agreed to cooperate with the Lenders’ rights and remedies under the Credit Agreement, including, among other things, the realization of their collateral and a potential sale process under Article 9 of the Uniform Commercial Code.

Development of Alternative Path

The Company has agreed to maintain a committee of independent directors to work with the Lenders on the development and execution of a strategic plan (the “Alternative Path”) to address the Company’s obligations under the Credit Agreement in the event that the May Forbearance ends.

May 2024 Convertible Note

On May 16, 2024, the Company issued to Remus Capital, a related party, a subordinated convertible note in the principal amount of $1.5 million (the “May 2024 Convertible Note”) in consideration for a cash investment of $1.5 million. PIK Interest on the May 2024 Convertible Note accrues monthly at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The May 2024 Convertible Note is convertible into 10,714,286 shares of common stock at the option of the holder at an initial conversion price of $0.14 per share.

May Offering

On May 20, 2024, the Company sold 10,892,851 shares in newly issued common stock in a registered direct offering (the “May Offering”) for $0.14 per share or an aggregate amount of proceeds of $1.5 million.

Extension of CA Note

CA has agreed to extend the maturity of the CA Note to align with the termination date of May Forbearance as described above in exchange for an extension of the anti-dilution period in the October Purchase Agreement from September 30, 2024 to December 31, 2024 and a change in the anti-dilution trigger price in the October Purchase Agreement from $0.25 to $0.14.

Anti-dilution Adjustments

The May Offering triggered the anti-dilution provision in the October Purchase Agreement in which the Company was required to issue an additional 9,428,571 shares to CA and the anti-dilution triggering price was reduced from $0.25 to $0.14 per share for future issuances.  The anti-dilution provision in the Third Amendment Conversion Warrants was triggered and the Company was required to increase the number of warrants from 24,000,000 to 42,857,123 shares and the anti-dilution triggering price was reduced from $0.25 to $0.14 per share. The anti-dilution provision in the Fifth Amendment Warrants were triggered and the Company was required to increase the number of warrants from 8,517,278 to 15,209,425 and a reduction in the  anti-dilution triggering price from $0.25 to $0.14 per share. The anti-dilution provision in the January 2024 Convertible Notes was triggered and the Company was required to reserve an aggregate of 28,285,715 additional shares underlying the principal and a reduction in the conversion price and anti-dilution triggering price from $0.25 to $0.14.

The anti-dilution protection is extended from September 30, 2024 to December 31, 2024 for the October Purchase Agreement, the Third Amendment Conversion Warrants, the Fifth Amendment Conversion Warrants and the January 2024 Convertible Notes.

November purchasers that participate in the May Offering will have their anti-dilution protection applicable to the November 2023 Offering, which expired on to April 1, 2024, reinstated through December 31, 2024 at an anti-dilution triggering price of $0.25 per share. This protection does not apply to the May Offering.

Equity Grant

On April 16, 2024, the Company granted 1,511,000 RSUs with a grant date fair value of $0.17 per share to personnel which vest 50% on the date of grant and 50% on October 1, 2024 or 50% over 5 years of service in the case of one executive grant. Also, on April 16, 2024, the Company granted 300,000 RSUs to the Interim CEO with a grant date fair value of $0.17 per share which vest 50% on the date of grant and 50% upon meeting certain performance requirements. On April 24, 2024, the Company granted 600,000 fully vested RSUs to Krishna Gupta, previous Interim CEO, for services performed.

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

Business Overview

We provide enterprise grade AI and automation solutions to the restaurant technology industry. Our solutions are designed to decrease labor costs, improve staff productivity, increase revenue and enhance the guest experience. We offer our industry-leading AI solution, Presto Voice, to quick service restaurants (QSR) and our pay-at-table tablet solution, Presto Touch, to casual dining chains. Some of the most recognized restaurant names in the United States are among our customers, including Carl’s Jr. and Hardee’s, and Wienerschnitzel for Presto Voice, Checkers through our relationship with Hi Auto, and Applebee’s and Chili’s for Presto Touch.

Following our founding in 2008, we initially focused exclusively on Presto Touch. As of June 30, 2023, we had shipped over 277,000 Presto Touch tablets to three of the largest casual dining chains in the United States. Presto Voice addresses the pressing needs of drive-thru restaurant operators by improving order accuracy, reducing labor costs and increasing revenue through menu upselling, while also providing guests with an improved drive-thru experience. While Presto Touch has accounted for substantially all of our historical revenues, Presto Voice accounts for 17% and 13% of our revenue for the three and nine months ended March 31, 2024, respectively, and we believe that Presto Voice will contribute an increasing portion of our revenues in the future.

We are winding down our Presto Touch solution to allow for dedicated focus and efforts on our Presto Voice solution. We expect to have fully transitioned out of the Presto Touch business in the coming months and remain open to strategic alternatives related to this solution including a sale, partial sale, or abandonment of the Presto Touch business. Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for details on a memorandum of understanding relating to the Presto Touch solution entered into on January 17, 2024.

Liquidity

We currently face severe liquidity challenges. We project that the net proceeds from our recent capital raises, together with our other cash resources and projected revenues, are sufficient for us to sustain our operations through May 15, 2024. We entered into a forbearance agreement with Metropolitan Partners Group Administration, LLC, as administrative, payment and collateral agent (the “Agent”), and the lenders (“Lenders”), which will terminate on May 15, 2024. In addition, on March 21, 2024, we issued to Presto CA, LLC (“CA”) a senior secured promissory note in the principal amount of $4.0 million (the “CA Note”) which mature on May 15, 2024. Additional financing will be necessary. Our future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

The Company cannot offer any assurance that any additional financing will be available on acceptable terms or at all. If the Company is unable to raise additional capital it would likely lead to an event of default under our debt agreements and the potential exercise of remedies by our lenders, which would materially and adversely impact our business, results of operations and financial condition.

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

Relationships with Existing Customers

For the three and nine months ended March 31, 2024, our largest restaurant customers (including, as applicable, the franchisees of such restaurants aggregated as a single customer for reporting purposes) generated an aggregate of approximately 92% and 91% of our revenue, respectively, while for the three and nine months ended March 31, 2023, they generated an aggregate of approximately 96% and 97%, respectively. Two of these customers have entered into contracts for our Presto Touch that expire or were extended to June 30, 2024 and one customer’s contract term ended February 29, 2024. Our Lender required the renewals to be secured by December 31, 2023 and if not to provide and implement a strategic wind-down plan that is reasonably acceptable to the Lender with respect to Presto Touch. We did not achieve the renewals and therefore are winding down the Presto Touch solution to allow for dedicated focus and efforts on our Presto Voice solution. We expect to have fully transitioned out in the coming months and remain open to strategic alternatives related to this solution including a sale, partial sale, or abandonment of the Presto Touch business. Refer to Note 1 of Part 1, Item 1 of this quarterly report on Form 10-Q for details on a memorandum of understanding relating to the Presto Touch solution entered into on January 17, 2024.

Attraction of New Customers

We believe there is a substantial opportunity to continue to grow our restaurant solutions across the QSR sectors in the United States. We have signed several pilot agreements with new customers for Presto Voice and as well converted certain pilot agreements to full Presto Voice customers. We hope to convert each of our pilot customers into broader customer relationships in the fiscal years 2024 and 2025.  We believe that this will serve as a driver of revenue in the future.

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

As we continue to grow our Presto Voice business, we are focusing on increasing the rate at which our solution successfully receives orders without the need for any HITL. We continue to improve our AI accuracy and further deploy Presto Voice across store locations.

At select locations where we are piloting the most advanced version of our AI technology, approximately 46% of orders taken at those locations do not require human agents to enter the orders. With this version of the AI engine, although the AI is able to complete the order without a human agent intervention, human supervision ensures that the AI is accurately entering the order and is immediately ready to review, validate and correct orders if necessary. Locations that use our AI technology currently use human agent intervention, including entering the order, in all instances.

As of March 31, 2024, our Voice AI technology has been installed in 202 restaurant locations (e.g., locations other than the 347 Checkers locations which are powered by Hi Auto’s solution). Of these 202 stores, 163 were live as of March 31, 2024, and 55 using our most advanced version of our Voice AI technology and on average approximately 46% of orders taken at those locations do not require human intervention to complete the order. In these locations, human supervision still ensures that the Voice AI is accurately entering the order and is immediately ready to review, validate and correct orders if necessary. The percentage of orders that on average do not require human intervention may fluctuate over time as we continue the roll out of our technology. As of March 31, 2024, we had contracts for the installation of our Voice AI technology at an additional 60 restaurant locations.

Further increasing automation of orders through our improving AI engine and continuing to optimize human intervention will allow us to maintain desired levels of order accuracy while achieving profitability at the restaurant location level (referred to as “site margin”).

Seasonality

We experience seasonality in our Transaction revenue, which is largely driven by the level of gross payment volume processed through Presto Touch. For example, restaurant operators typically obtain greater sales during the warmer months, though this effect varies regionally. As a result, our Transaction revenue per location has historically been stronger in the first and fourth quarters of our fiscal year. We believe that Transaction revenue from both existing and potential future solutions will continue to represent a material proportion of our overall revenue mix, at least in the near term, through planned termination of our remaining Touch arrangements through June 30, 2024.

Continued Implementation of On-Going Cost Improvement Program

We became a public company through a deSPAC process on September 21, 2022 upon the consummation of the Business Combination and, as a result, are incurring costs related to, among other things, directors’ and officers’ liability insurance and audit, legal and other functions.

We have taken several steps during fiscal 2024 to operate our business more efficiently, improve profitability, streamline operations and reduce costs, including a reduction in force of our global full-time employees by 17% on November 15, 2023. The current execution of this cost reduction plan resulted in approximately $0.5 million in cost reduction charges for the nine months ended March 31, 2024.  In addition, we have implemented initiatives including realigning personnel and other resources consistent with our current business needs and strategic plans. We intend to continue to evaluate opportunities to enhance our efficiencies, including further cost reductions as necessary.

On March 14, 2024, in furtherance of our previously-announced plan to implement a strategic wind-down plan with respect to our Presto Touch business, our board approved and we commenced a reduction in force affecting 24 corporate roles, or 18% of our workforce. The Company expects the reduction in force to be substantially complete by the end of the fiscal fourth quarter of 2024. Total costs for the reduction in force are estimated at $0.4 million of one-time charges for the three months ended March 31, 2024.

On January 17, 2024, we entered into a non-binding memorandum of understanding (“MoU”) with respect to the formation of a new company (the “Joint Venture”) for the creation of and joint investment in our Presto Touch. If the Joint Venture closes, we will cease our own operations of the Presto Touch and will not be responsible for subsequent costs.  The MoU specifies that we would own 40% of the Joint Venture. Since our Presto Touch is in the process of being wound down, the parties are in discussions to determine whether the MoU will be amended to effect the sale of the assets of that business.

Components of Results of Operations

Revenue

During the three and nine months ended March 31, 2024 and 2023, we derived our revenues from two revenue streams: (1) sales and leases of the Presto Touch and Presto Voice solutions (“Platform revenue”), which includes hardware, hardware accessories, software and customer support and maintenance, and (2) premium gaming content and other revenue, which includes professional services (“Transaction revenue”).

We are winding down our Presto Touch solution to allow for dedicated focus and efforts on our Presto Voice solution. We expect to have fully transitioned out in the coming months and remains open to strategic alternatives related to this solution including a sale, partial sale or abandonment of the Presto Touch business. This will adversely impact our total revenue in the short-term, but we believe it will position us for revenue growth in the long-term. Refer to Note 1 of Part 1, Item 1 of this quarterly report on Form 10-Q for details on this memorandum of understanding relating to the Presto Touch solution

Platform Revenue

Platform revenue is generated from fees charged to customers for access to our Presto Touch and Presto Voice solutions and is recognized ratably over the life of the contract, with a portion of the total contract value due upon execution of the contract and the remainder due monthly over the term of the contract. Our master service agreements with customers typically range from 12 to 36 months in duration. Amounts invoiced in excess of revenue recognized are recorded as deferred revenue.  During the three and nine months ended March 31, 2024, our Voice solutions for drive-thru restaurants contributed $0.8 million and $1.8 million respectively, which accounts for 17% and 13% of the total revenue generated during the respective periods. Revenue generated from Presto Voice was not material for the three and nine months ended March 31, 2023. We are dedicated to expanding our presence in the drive-thru restaurant market, and we are committed to driving continued growth in our Presto Voice revenue stream.

Pursuant to an agreement with Hi Auto Ltd, (“Hi Auto”), we remit a revenue share associated with our Presto Voice at Checkers locations which is powered by Hi Auto. As we have determined that we serve as an agent in the relationship because we do not control the related Voice hardware, software and other services and are not primarily responsible for fulfilling the obligations to the customer, we recognize this revenue net of the revenue share amount paid to Hi Auto. The revenue share amount ranged from 63% to 65% of the gross billings by both parties to the restaurant operators for the three and nine months ended March 31, 2024 and between 64% and 68% for the three and nine months ended March 31, 2023.  Our revenue for the three and nine months ended March 31, 2024 and 2023, from Checkers also reflects, as a reduction to transaction price, the fair value of the warrant issued to Checkers. (See Note 3 of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q for further details).  We also pay Hi Auto a fee that is accounted for as cost of revenue which was $0.3 million and $0.9 million for the three and nine months ended March 31, 2024, respectively, and $0.3 million and $0.8 million for the three and nine months ended March 31, 2023, respectively.

On January 29, 2024, we agreed to amend the Hi Auto agreement to modify customer billing arrangements for certain locations and to allow for each of Hi Auto and us to compete for the Checkers relationship, beginning on May 1, 2024. Both Hi Auto and we agreed to continue the obligations under the existing agreement until the last remaining contract linked to the existing agreement ends on June 30, 2024.

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

As discussed above, regarding the anticipated transition away from our Presto Touch business, we expect that this action will adversely impact our transaction revenue as it is related to our Presto Touch solution.

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

Transaction cost of revenue consists primarily of the portion of the fees collected from guests that are paid to the restaurant as part of the revenue share agreement with each restaurant. As we bear primary responsibility for the solution, we are the principal in the premium content transaction and restaurants act as the agent, whereby we collect all of the fees paid as revenue and remit the revenue share to the restaurants as cost of revenue. The portion of the fees collected from guests that are withheld by and payable to the restaurant as part of the revenue share agreement with each restaurant is recorded to Transaction cost of revenue. The commissions paid to restaurants under our gaming revenue share agreements range on average between 86% - 100% and 86% - 97% of premium gaming content revenue by customer brand for the three and nine months ended March 31, 2024, respectively, and 84% to 90% and 83% to 90% for the three and nine months ended March 31, 2023, respectively.

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

We have and will continue to implement measures to streamline operations, improve efficiencies, reduce our operating losses and reduce costs on a go forward basis, including a realignment of personnel and other resources consistent with our strategic plans.  We may nonetheless face increased legal expenses as we address litigation and government investigations.

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

Change in Fair Value of Warrants and Convertible Promissory Notes

We account for our warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an input in the valuation of such warrants. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in the change in fair value of warrants and convertible promissory notes in the condensed consolidated statement of operations and comprehensive income (loss). Warrants that meet the fixed-for-fixed criteria or contain variability related to an input in the valuation model of the warrants are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

We elected the fair value option to account for the convertible notes because we believe it more accurately reflects the value of the debt in our financial statements. The principal amount of the convertible notes is measured at fair value using the Monte Carlo valuation model. Interest on the convertible notes is accounted for within the change in fair value of warrants and convertible promissory note on the condensed consolidated statement of operations and comprehensive income (loss). The valuation model utilized various key assumptions, such as the probability of various financing scenarios.

Interest Expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding debt.

Loss on Extinguishment of Debt and Financial Obligations

Loss on extinguishment of debt and financial obligations consists of losses incurred related to the extinguishment of our term loans outstanding prior to the Merger during the nine months ended March 31, 2023 and the extinguishment of our financial obligation with third parties during the nine months ended March 31, 2023.

Other financing and financial instrument costs, net

Other financing and financial instrument costs, net primarily consists of expense related to the issuance of shares of common stock and the transfer of warrants upon termination of a convertible note agreement in the nine months ended March 31, 2023, and associated legal fees, offset by the remeasurement of the liability related to the Unvested Sponsor Shares.

We account for the arrangement related to the Unvested Sponsor Shares in accordance with ASC 815-40 as equity-linked instruments which are not indexed to the entity’s own stock and accordingly such instruments are liability classified.

Other Income, net

Other income, net includes income of $2.0 million due to the forgiveness of our Paycheck Protection Program (“PPP”) loans in the nine months ended March 31, 2023. During the year ended June 30, 2023, we made an investment in a non-affiliated entity in the amount of $2.0 million. We have determined that the investment does not have a readily determinable fair value and therefore account for the investment at cost, as adjusted for any impairments and observable price changes. There were no adjustments recorded for impairments and observable price changes during the three and nine months ended March 31, 2024 and 2023.

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

In accordance with the 2017 Tax Act, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

Results of Operations

Comparison of three and nine months ended March 31, 2024 and 2023

The following table summarizes our results of operations:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2024	2023	2024	2023
Revenue
Platform	$2,191	$3,088	$6,432	$11,617
Transaction	2,261	3,519	7,798	9,699
Total revenue	4,452	6,607	14,230	21,316
Cost of revenue
Platform	1,642	2,743	4,165	10,951
Transaction	2,032	3,084	6,992	8,561
Depreciation, amortization and impairments	612	291	3,656	873
Total cost of revenue	4,286	6,118	14,813	20,385
Gross profit (loss)	166	489	(583)	931
Operating expenses:
Research and development	2,661	5,496	14,443	16,877
Sales and marketing	2,048	2,127	5,883	6,753
General and administrative	10,757	7,408	27,556	19,608
Total operating expenses	15,466	15,031	47,882	43,238
Loss from operations	(15,300)	(14,542)	(48,465)	(42,307)
Change in fair value of warrants and convertible promissory notes	626	1,599	26,937	61,043
Interest expense	(3,126)	(2,991)	(10,441)	(9,397)
Loss on extinguishment of debt and financial obligations	—	—	—	(8,095)
Other financing and financial instrument (costs), net	(250)	—	1,141	(1,768)
Other income, net	—	257	92	2,612
Total other income (expense), net	(2,750)	(1,135)	17,729	44,395
Net income (loss) before provision for income taxes	(18,050)	(15,677)	(30,736)	2,088
Provision for income taxes	45	3	41	8
Net income (loss) and comprehensive income (loss)	$(18,095)	$(15,680)	$(30,777)	$2,080

Revenue

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Platform	$2,191	$3,088	$(897)	(29)%	$6,432	$11,617	$(5,185)	(45)%
Transaction	2,261	3,519	(1,258)	(36)%	7,798	9,699	(1,901)	(20)%
Total revenue	$4,452	$6,607	$(2,155)	(33)%	$14,230	$21,316	$(7,086)	(33)%

Platform revenue decreased 29% to $2.2 million for the three months ended March 31, 2024, as compared to $3.1 million for the three months ended March 31, 2023. The decrease is primarily attributable to the amortization and roll-off of deferred revenue related to legacy Touch contracts. This was offset by an increase of $0.9 million in the Presto Voice solution revenue, attributable to the continued rollout to new locations.

Transaction revenue decreased 36% to $2.3 million for the three months ended March 31, 2024, as compared to $3.5 million for the three months ended March 31, 2023. This is primarily attributable to fewer live stores using Presto Touch and a lower volume of games being played by restaurant guests.

Platform revenue decreased 45% to $6.4 million for the nine months ended March 31, 2024, as compared to $11.6 million for the nine months ended March 31, 2023. The decrease is primarily attributable to the amortization and roll-off of deferred revenue related to legacy Touch contracts. This was offset by an increase of $1.8 million in the Presto Voice solution revenue, attributable to the continued rollout to new locations.

Transaction revenue decreased 20% to $7.8 million for the nine months ended March 31, 2024, as compared to $9.7 million for the nine months ended March 31, 2023. This is primarily attributable to fewer live stores using Presto Touch and a lower volume of games being played by restaurant guests, partially offset by increases in pricing for our gaming fees.

Cost of Revenue

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Platform	$1,642	$2,743	$(1,101)	(40)%	$4,165	$10,951	$(6,786)	(62)%
Transaction	2,032	3,084	(1,052)	(34)%	6,992	8,561	(1,569)	(18)%
Depreciation, amortization and impairments	612	291	321	110%	3,656	873	2,783	319%
Total costs of revenue	$4,286	$6,118	$(1,832)	(30)%	$14,813	$20,385	$(5,572)	(27)%

Our Platform cost of revenue decreased 40% to $1.6 million for the three months ended March 31, 2024, as compared to $2.7 million for the three months ended March 31, 2023. The decrease was in line with the decrease in Platform revenue which impacted product deferred costs, installation and shipping costs during the three months ended March 31, 2024, relative to the three months ended March 31, 2023.

Our Transaction cost of revenue decreased 34% to $2.0 million for the three months ended March 31, 2024, as compared to $3.1 million for the three months ended March 31, 2023. The decrease was in line with the decrease in Transaction revenue.

Our Platform cost of revenue decreased 62% to $4.2 million for the nine months ended March 31, 2024, as compared to $11.0 million for the nine months ended March 31, 2023. The decrease was in line with the decrease in Platform revenue which impacted product deferred costs, installation and shipping costs during the nine months ended March 31, 2024, relative to the nine months ended March 31, 2023.

Our Transaction cost of revenue decreased 18% to $7.0 million for the nine months ended March 31, 2024, as compared to $8.6 million for the nine months ended March 31, 2023. The decrease was in line with the decrease in Transaction revenue.

Cost of Revenue — Depreciation, amortization, and impairment

Our depreciation, amortization, and impairment in cost of revenue increased 110% to $0.6 million for the three months ended March 31, 2024 as compared to $0.3 million for the three months ended March 31, 2023 due to an increase in amortization of intangibles of $0.5 million for capitalized software that was both developed and became ready for its intended use either at the end of fiscal year 2023 or during fiscal year 2024, partially offset by a decrease in depreciation of property and equipment of $0.3 million due to an increase in property and equipment that were fully depreciated.

Our depreciation, amortization, and impairment cost in cost of revenue increased 319% to $3.7 million for the nine months ended March 31, 2024 as compared to $0.9 million for the nine months ended March 31, 2023 due to an increase in amortization of intangibles of $1.5 million for capitalized software that was both developed and became ready for its intended use either at the end of fiscal year 2023 or during fiscal year 2024, $0.9 million in impairment of our acquired technology related to CyborgOps and $0.4 million impairment of inventory related to our Presto Touch solution, partially offset by a decrease in depreciation of property and equipment of $0.3 million due to an increase in property and equipment that were fully depreciated.

Operating Expenses

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$2,661	$5,496	$(2,835)	(52)%	$14,443	$16,877	$(2,434)	(14)%
Sales and marketing	2,048	2,127	(79)	(4)%	5,883	6,753	(870)	(13)%
General and administrative	10,757	7,408	3,349	45%	27,556	19,608	7,948	41%
Total operating expenses	$15,466	$15,031	$435	3%	$47,882	$43,238	$4,644	11%

Research and Development

Research and development expenses decreased 52% to $2.7 million for the three months ended March 31, 2024, as compared to $5.5 million for the three months ended March 31, 2023. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $1.0 million and a decrease in stock-based compensation expense of $0.9 million due to a decrease in overall headcount. Other decreases include a decrease in professional fees of $0.7 million and a decrease in other expenses of $0.2 million.

Research and development expenses decreased 14% to $14.4 million for the nine months ended March 31, 2024, as compared to $16.9 million for the nine months ended March 31, 2023. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $3.8 million due to a decrease in overall headcount, a decrease in professional fees of $1.6 million and a decrease in $1.2 million of other expenses. The decrease was offset by the impairment of capitalized software of $2.8 million related to our discontinued vision offering, an increase in stock-based compensation expense of $1.0 million, and the impairment of capitalized software of $0.4 million related to the next generation of our Presto Touch solution during the nine months ended March 31, 2024. Both of these abandoned technologies had not previously been placed into service.

Sales and Marketing

Sales and marketing expenses decreased 4% to $2.0 million for the three months ended March 31, 2024, as compared to $2.1 million for the three months ended March 31, 2023. The decrease resulted primarily from a decrease of $0.1 million in stock-based compensation expense.

Sales and marketing expenses decreased 13% to $5.9 million for the nine months ended March 31, 2024, as compared to $6.8 million for the nine months ended March 31, 2023. The decrease resulted primarily from a decrease in salaries and employee benefits expense of $0.4 million, as a result of a decrease in headcount and a decrease in professional fees of $0.4 million, in part due to a public relations fee paid upon the completion of the Merger of $0.3 million in the nine months ended March 31, 2023.

General and Administrative

General and administrative expenses increased 45% to $10.8 million for the three months ended March 31, 2024, as compared to $7.4 million for the three months ended March 31, 2023. The increase resulted primarily from an increase of $4.3 million in professional fees for legal, audit, public company compliance and other expenses and an increase of $0.3 million in provision for credit losses. This increase was partially offset by a decrease in stock-based compensation of $1.4 million.

General and administrative expenses increased 41% to $27.6 million for the nine months ended March 31, 2024, as compared to $19.6 million for the nine months ended March 31, 2023. The increase resulted primarily from an increase of $9.1 million in professional fees for legal, audit, public company compliance and other expenses, an increase of provision for credit losses of $0.4 million and an increase of $0.3 million due to D&O insurance, offset by a decrease of $1.8 million in stock-based compensation due to terminations and $0.3 million in salaries and benefits.

Change in Fair Value of Warrants and Convertible Promissory Notes

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Change in fair value of warrants and convertible promissory notes	$626	$1,599	$(973)	61%	$26,937	$61,043	$(34,106)	56%

During the three months ended March 31, 2024, the change in fair value of warrants and convertible promissory notes was a gain of $0.6 million, as compared to a gain of $1.6 million during the three months ended March 31, 2023, due to the gain on the valuation of our convertible notes of $1.5 million and a the decrease in our stock price during the three months ended March 31, 2024, partially offset by the issuance of 18,000,000 warrants to purchase common stock as a result of the anti-dilution provision in the Third Amendment Conversion Warrants being remeasured and the issuance of the Fifth Amendment Warrants.

During the nine months ended March 31, 2024, the change in fair value of warrants and convertible promissory notes was a gain of $26.9 million, as compared to a gain of $61.0 million during the nine months ended March 31, 2023. The primary reason for the gain in the nine months ended March 31, 2024 was due to the warrants being remeasured resulting in a gain of $25.5 million, with such gain being driven primarily by a decrease in our stock price, partially offset by the issuance of the Third Amendment Warrants, including the issuance of 21,000,000 warrants to purchase common stock as a result of the anti-dilution provision in the Third Amendment Conversion Warrants being remeasured and the issuance of the Fifth Amendment Warrants. Further, we recognized a gain on the valuation of our convertible notes of $1.5 million.

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

Interest Expense

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Interest expense	$3,126	$2,991	$135	5%	$10,441	$9,397	$1,044	11%

Interest expense increased 5% to $3.1 million for the three months ended March 31, 2024, as compared to $3.0 million for the three months ended March 31, 2023. The increase was due to us having higher interest-bearing term loan debt outstanding during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, partially offset by the repayment of $10.0 million and a reduction of the interest rate on our debt outstanding under the Credit Agreement.

Interest expense increased 11% to $10.4 million for the nine months ended March 31, 2024, as compared to $9.4 million for the nine months ended March 31, 2023. The increase was due to us having higher interest-bearing term loan debt outstanding during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023, partially offset by the repayment of $10.0 million and a reduction of the interest rate on our debt outstanding under the Credit Agreement.

Loss on Extinguishment of Debt and Financial Obligations

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Loss on extinguishment of debt and financial obligations	$—	$—	$—	—	$—	$8,095	$(8,095)	(100)

Loss on extinguishment of debt and financial obligations was zero during the three and nine months ended March 31, 2024 as compared with no loss recorded and a loss of $8.1 million recorded in the three and nine months ended March 31, 2023, respectively. The loss during the nine months ended March 31, 2023 is principally due to our loss on the extinguishment of the term loans outstanding prior to the Merger in the amount of $7.8 million. Further during the three and nine months ended March 31, 2023, we recorded a loss of $0.3 million related to the extinguishment of certain financing obligations.

Other Financing and Financial Instrument (Costs) Income, Net

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Other financing and financial instrument income (costs), net	$(250)	$—	$(250)	N/A	$1,141	$(1,768)	$2,909	(165)

Other financing and financial instrument income (costs), net was $0.3 million for the three months ended March 31, 2024. The cost incurred was due to $0.3 million of fees paid to our placement agent in connection with the issuance of our convertible notes.

Other financing and financial instrument income (costs), net was income of $1.4 million and cost of $1.8 million for the nine months ended March 31, 2024 and 2023, respectively.

The income incurred during the nine months ended March 31, 2024, was primarily due to $1.4 million of income from the remeasurement of the unvested sponsor shares liability, partially offset by $0.3 million of fees paid to our placement agent in connection with the issuance of our convertible notes. The costs incurred during the nine months ended March 31, 2023 were due to $2.4 million of expense related to the issuance of shares and transfer of warrants upon termination of a convertible note agreement and $0.5 million of associated legal fees, partially offset by $1.2 million of income from the remeasurement of the unvested founder shares liability.

Other Income, Net

	Three months ended March 31,		Change		Nine months ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	%	2024	2023	Amount	%
Other income, net	$—	$257	$(257)	(100)%	$92	$2,612	$(2,520)	(96)%

Other income, net was zero for the three months ended March 31, 2024, as compared to other income, net of $0.3 million for the three months ended March 31, 2023. The decrease was primarily due to interest earned on proceeds received from the Merger which were held in money market accounts during the three months ended March 31, 2023.

Other income, net decreased to $0.1 million for the nine months ended March 31, 2024, as compared to other income, net of $2.6 million for the nine months ended March 31, 2023. The decrease was primarily due to the forgiveness of our PPP loan during the nine months ended March 31, 2023 as well as the interest earned on proceeds received from the Merger which were held in money market accounts during the three months ended March 31, 2023.

Provision for Income Taxes

Provision for income taxes was not material in the three and nine months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

As of March 31, 2024 and June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $4.2 million and $15.1 million, respectively, which were held for working capital purposes. This excludes $10.0 million of restricted cash as of June 30, 2023.

On January 11, 2024, our Lenders delivered an activation notice to our bank resulting in the wiring of $10.0 million of restricted cash we held to our Lender. The funds were applied to reduce the outstanding loan balance.

We currently face severe liquidity challenges.

We raised net cash proceeds of $2.4 million from the issuance of new debt in the closing of the Third Amendment to the Credit Agreement, received $11.8 million net proceeds from the sale of common stock in private placements and registered direct offerings, raised $7.0 million in subordinated convertible notes and a $4.0 million promissory note during the nine months ended March 31, 2024. We project that the net proceeds from our recent capital raises and the CA Note, together with our other cash resources and projected revenues, are sufficient for us to sustain our operations through June 14, 2024.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended March 31,		Change
(in thousands)	2024	2023	$	%
Net cash (used in) operating activities	$(32,177)	$(35,719)	$3,542	10%
Net cash (used in) investing activities	(3,430)	(5,813)	2,383	41
Net cash provided by financing activities	14,699	65,493	(50,794)	(78)
Net increase (decrease) in cash	$(20,908)	$23,961	$(44,869)	(187)%

Operating Activities

For the nine months ended March 31, 2024, net cash used in operating activities decreased by 10%, to $32.2 million, as compared to $35.7 million for the nine months ended March 31, 2023.

For the nine months ended March 31, 2024, net cash used in operating activities was $32.2 million. This consisted of our net loss of $30.8 million and net proceeds of cash from changes in operating assets and liabilities of $0.6 million and non-cash adjustments of $2.0 million. The net proceeds of cash from changes in operating assets and liabilities primarily relates to a decrease in deferred costs of $0.8 million, accounts receivable of $0.6 million and an increase in accounts payable of $0.2 million. Such proceeds were partially offset by a decrease in deferred revenue of $0.6 million and a decrease in accrued liabilities of $0.4 million. The non-cash adjustments primarily relate to gains associated with changes in the fair value of warrants and convertible promissory notes of $26.9 million and changes in the fair value of unvested sponsor shares liability of $1.4 million, partially offset by paid in-kind interest expense of $5.7 million, stock-based compensation expense of $4.7 million, impairment of capitalized software and acquired technology of $4.1 million, amortization of debt discount and debt issuance costs of $4.0 million, earnout share stock-based compensation expense of $3.9 million, and depreciation and amortization of $2.4 million.

For the nine months ended March 31, 2023, net cash used in operating activities was $35.7 million. This consisted of our net income of $2.1 million and a net use of cash from changes in operating assets and liabilities of $3.0 million partially offset by adjustments for non-cash gains, net of $35.0 million. The net use of cash from changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $0.7 million, an increase in prepaids and other current assets of $0.7 million, a decrease in accrued liabilities of $2.1 million and a decrease in deferred revenue of $9.0 million. Such uses of cash were partially offset by a decrease in deferred costs of $7.8 million and a decrease in accounts payable of $1.5 million. The non-cash adjustments primarily relate to gains associated with changes in fair value of warrants and convertible promissory notes of $48.3 million and change in fair value of our liability-classified warrants of $12.6 million,  forgiveness of our outstanding PPP loan of $2.0 million, and change in fair value of unvested founder shares liability of $1.4 million, partially offset by loss on debt extinguishment of debt and financing obligations of $8.1 million, stock-based compensation expense of $5.8 million, paid in-kind interest expense of $4.6 million, share and warrant cost on termination of convertible note agreement of $2.4 million, earnout share stock-based compensation expense of $3.5 million, amortization of debt discount and debt issuance costs of $2.2 million, and depreciation, amortization and impairment of $1.3 million.

Investing Activities

For the nine months ended March 31, 2024, net cash used in investing activities decreased to $3.4 million, as compared to $5.8 million for the nine months ended March 31, 2023.

For the nine months ended March 31, 2024, cash used in investing activities consisted of cash outflows for capitalized software of $3.0 million and cash outflows for property and equipment of $0.4 million.

For the nine months ended March 31, 2023, cash used in investing activities primarily consisted of cash outflows for capitalized software of $3.6 million and a cash outflow for an investment in non-affiliate of $2.0 million.

Financing Activities

For the nine months ended March 31, 2024, net cash provided by financing activities decreased to $14.7 million of cash, as compared to $65.5 million cash provided by financing activities for the nine months ended March 31, 2023.

For the nine months ended March 31, 2024, cash provided by financing activities was $14.7 million, which consisted primarily of proceeds from equity financing, net of transaction costs, of $11.8 million, proceeds from the issuance of convertible notes of $7.0 million, and net proceeds from the issuance of additional term loans and promissory notes of $6.4 million, proceeds from the issuance of premium financing of $0.9 million, and proceeds from the exercise of stock options of $0.3 million, partially offset by principal payments on term loans of $10.0 million, the repayment of premium financing of $0.7 million, principal payments of financing obligations of $0.5 million and the payment of debt issuance costs of $0.4 million.

For the nine months ended March 31, 2023, cash provided by financing activities was $65.5 million, which consisted primarily of proceeds from the issuance of term loans of $60.3 million, contributions from the Merger and PIPE financing, net of transaction costs, of $49.8 million, proceeds from the issuance of common stock of $1.0 million, partially offset by repayment of term loans of $33.0 million, penalties and other costs on extinguishment of debt of $6.1 million, payment of deferred transactions costs of $1.9 million, principal payments of financing obligations of $3.7 million, and payment of debt issuance costs of $1.1 million.

October and November Equity Raises

On October 10, 2023, we entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with CA, which closed on October 16, 2023, pursuant to which we agreed to sell an aggregate of 1,500,000 newly issued shares of our common stock, at a purchase price of $2.00 per share for an aggregate purchase price of $3.0 million. The October Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require us to issue additional shares of common stock to CA, upon the terms and subject to the conditions contained in the October Purchase Agreement.  Such anti-dilution provisions were triggered by the November 2023 Offering (as defined below), the January 2024 Offering (as defined below) and the February Offering (as defined below). On March 21, 2024 we entered into a second amendment to the October Purchase Agreement which extended the anti-dilution coverage through September 30, 2024 and reduced the triggering purchase price to $0.25.

On November 17, 2023, we entered into agreements (the “November Purchase Agreements”) with a syndicate of investors (the “November Purchasers”), to sell 7,000,000 shares of our common stock in a registered direct offering (the “November 2023 Offering”) that resulted in gross proceeds of approximately $7.0 million. The November 2023 Offering also included the issuance of an additional 750,000 shares to a related party, Zaffran Special Opportunities, LLC, bringing the total of shares issued in the offering to 7,750,000 shares. The November 2023 Offering closed on November 21, 2023. The November Purchase Agreements include anti-dilution provisions relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require us to issue additional shares of common stock to the purchasers, upon the terms and subject to the conditions contained in the November Purchase Agreements. Such anti-dilution provisions were triggered by the January 2024 Offering (as defined below) and the February Offering (as defined below).

The November 2023 Offering triggered anti-dilution provisions in the October Purchase Agreement and the Third Amendment Conversion Warrants (as defined below). We agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the October Purchase Agreement and Third Amendment Conversion Warrants, respectively) would be $1.00. As a result of the capital raise, we were required to issue an additional 1,500,000 shares to CA and increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 3,000,000 shares to 6,000,000 shares.

March Equity Raises

On February 29, 2024, we entered into securities purchase agreements (the “February Purchase Agreement”) with several investors (the “February Purchasers”) relating to the issuance and sale of an aggregate of 8,533,000 shares of our common stock (the “February Offering”) for aggregate proceeds to us of $2.1 million, before deducting placement agent fees and other expenses of $0.5 million. The February Offering closed on March 4, 2024.

The February Offering triggered anti-dilution adjustment provisions in the October Purchase Agreement, the Third Amendment Conversion Warrants (defined below), the Fifth Amendment Warrants (defined below) and the November Purchase Agreements. Refer to the Debt Arrangements section below for triggering of the Fifth Amendment Warrants. The number of shares issuable under the Third Amendment Conversion Warrants increased to 24,000,000 shares from 15,000,000 shares and the New Issuance Price was reduced from $0.40 to $0.25. CA received 4,500,000 additional shares and the New Issuance Price was reduced from $0.40 to $0.25. The November Purchasers received 4,500,000 additional shares and the New Issuance Price was reduced from $0.40 to $0.25.

On March 14, 2024, we entered into securities purchase agreements (the “March Purchase Agreement”) with several investors (the “March Purchasers”) relating to the issuance and sale of an aggregate of 4,800,000 shares of our common stock, par value $0.0001 per share (the “March Offering”) for aggregate proceeds to us of $1.2 million before deducting placement agent fees and other expenses of $0.2 million.  The March Offering closed on March 18, 2024.

May Equity Raise

On May 20, 2024, we sold 10,892,851 shares in newly issued common stock in a registered direct offering (the “May Offering”) for $0.14 per share or an aggregate amount of proceeds of $1.5 million.

Financing Obligations

As of March 31, 2024 and June 30, 2023, our financing obligations consisted of the following:

	As of March 31,	As of June 30,
(in thousands)	2024	2023
Receivable financing facility	$3,540	$4,067
Equipment financing facility	—	609
Total financing obligations	3,540	4,676
Less: financing obligations, current	(3,540)	(1,676)
Total financing obligations, non-current	$—	$3,000

Receivable Financing Facility

On December 15, 2023, and subsequently, on February 15, 2024 we entered into amendments to the receivable financing facility, which changed the amount and timing of certain repayments, increased the repayment amount, and extended the maturity date. The amendment on February 15, 2024 added certain events of default, which includes the occurrence of an event of default under the Credit Agreement. The amendments are considered troubled debt restructurings under the guidance of ASC 470 with no gain or loss recorded at the time of the amendment. We did not incur any additional expenses.

The receivable financing arrangement calls for monthly payments of principal and interest totaling an aggregate of $0.4 million, $1.8 million and $1.8 million for the remainder of fiscal year 2024, fiscal year 2025 and fiscal year 2026, respectively.

Equipment Financing Facility

We had equipment financing facilities with third party financing partners to secure payments of certain tablet purchases. Such arrangements generally had terms ranging from three to five years and interest rates ranging from 8% to 14%. We then leased the tablets to one of our customers through operating leases that have 4-year terms. This facility no longer has an outstanding balance as of March 31, 2024.

Debt Arrangements

As of March 31, 2024 and June 30, 2023, our outstanding debt, net of debt discounts, consisted of the following:

	As of March 31,	As of June 30,
(in thousands)	2024	2023
CA Note	3,964	—
Credit Agreement	46,082	50,639
January 2024 Convertible Notes	7,771	—
March 2024 Convertible Note	719	—
Premium Financing	225	—
Total debt	58,761	50,639
Less: debt, current	(58,761)	(50,639)
Total debt, noncurrent	$—	$—

Credit Agreement – Term Loans

General

On September 21, 2022, in connection with the consummation of the Merger, we entered into the Credit Agreement, pursuant to which the Lenders extended term loans having an aggregate original principal amount of $55.0 million (the “Initial Term Loans” and which the Lenders have agreed to extend by an additional $3.0 million (the “Third Amendment Term Loans” and together with the Initial Term Loans, the “Term Loans”). In conjunction with the initial Credit Agreement, we issued 1,500,000 warrants to purchase common stock to the Lenders as debt discount. Such warrants were determined to be equity classified and we recorded the value associated with such warrants of $2.1 million within additional paid in capital, with an offsetting debt discount being recorded. Refer to Note 10 to our condensed consolidated financial statements in Item 1 of this form 10-Q for further details on the aforementioned warrants. We also pay a debt monitoring fee under the Credit Agreement of $0.1 million per quarter which is recorded as interest expense in the condensed consolidated statement of operations and comprehensive income (loss).

Third Amendment and Related Purchase Agreement

On October 10, 2023, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) pursuant to which the parties amended or removed certain covenants of the Credit Agreement (including the removal of a covenant in respect of a maximum net leverage ratio of 1.20 to 1.00) and, the Lenders agreed to waive existing defaults under the Credit Facility, advance an additional $3.0 million of Term Loans to us, and exchange an aggregate of $6.0 million of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share (the “Third Amendment Conversion Warrants”). The effectiveness of the Third Amendment was conditioned, in part, upon (1) evidence of a gross amount of additional equity investment of $3.0 million, to be used for working capital purposes, which closed on October 16, 2023, in private placement with an affiliate of our existing shareholder, Cleveland Avenue, (described below), (2) us hiring a chief financial officer reasonably satisfactory to the Agent, which was satisfied on October 10, 2023, (3) by no later than October 16, 2023, evidence that we have engaged the services of an investment bank reasonably acceptable to Metropolitan on terms reasonably acceptable to Metropolitan in connection with upcoming capital raises. The conditions precedent were satisfied and the Amendment was closed on October 17, 2023. The warrants contain an anti-dilution provision relating to future issuances or deemed issuances of common stock from the closing date to April 1, 2024 at a price per share below $2.00 per share, which would require us to issue additional shares of common stock to the lenders, upon the terms and subject to the conditions contained in the agreement.

The anti-dilution provisions of the Third Amendment Conversion Warrants were triggered by the November 2023 Offering and we were required to increase the number of shares issuable under the Third Amendment Conversion Warrants from 3,000,000 to 6,000,000 shares of common stock. The anti-dilution provisions were triggered again as a result of the January 2024 Offering (defined below) in which we increased the number of shares issuable upon the exercise of the Third Amendment Conversion Warrants by an additional 9,000,000 shares and again with the February Offering (defined above) in which we increased the number of shares issuance upon exercise of the Third Amendment Conversion Warrants by an additional 9,000,000 shares. The increase in the fair value of the warrants is included in the change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss). On March 21, 2024 the anti-dilution provision expiration date was extended to September 30, 2024.

Amounts outstanding under the Credit Agreement will incur interest at the rate of 15% per annum. The amendments to the Credit Agreement provide that, with respect to interest accruing for the interest periods ending March 31, 2024 through to January 31, 2024, we may elect that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis. After January 31, 2024, we may request that 100% of the accrued but unpaid interest under the Term Loans may be capitalized as principal, or “PIK Interest” on a monthly basis, subject to the prior approval by Agent. Absent such a request or in the absence of approval by the Agent, such interest is required to be paid in cash on a monthly basis.

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

During the three and nine months ended March 31, 2024, we recorded PIK interest expense amounts of $1.4 million and $5.6 million, which have been reflected as an increase to the outstanding debt balance. Further, during the three and nine months ended March 31, 2024, we recorded interest expense associated with the amortization of debt discounts in the amounts of $1.6 million and $4.0 million, respectively. Accordingly at March 31, 2024, the Term Loans had a current balance of $46.1 million, which reflects $48.0 million of principal and $5.1 million PIK interest accrual, as reduced by unamortized debt issuance costs of $7.0 million.

Covenants and Waivers

We must comply with certain financial covenants as set forth in the Credit Agreement, including the following:

●	Minimum Unrestricted Cash. We must maintain $10.0 million in separate and blocked cash collateral account. Amended by the Seventh Amendment described below.
●	Net Adjusted Decrease in Operating Cash. Subject to certain excluded payments, the decrease in our operating cash may not exceed an agreed amount for each rolling three-month period, subject to certain customary operating fluctuations and adjustments.

 Cash Collateral Account

On January 11, 2024, the Lenders delivered an activation notice to our bank and wired $10.0 million of restricted cash to our Lenders as a result of the existing events of default described above. The funds were applied to reduce the outstanding loan balance.

Forbearance Agreement and Fourth Amendment to the Credit Agreement

On January 22, 2024, we entered into a Forbearance Agreement and Fourth Amendment to the Credit Agreement (“the January Forbearance Agreement”) with the Agent, the Lenders and certain of our significant stockholders. The January Forbearance Agreement provides that the Lenders will not exercise remedies for a specified period of time pursuant to the events of the December 2023 default for (i) failing to pay the quarterly monitoring fee (ii) failing to deliver a Presto Touch business plan, and (iii) for an anticipated future event of default due to us failing to appoint a new Chief Financial Officer reasonably acceptable to the Agent within 90 days of the prior Chief Financial Officer’s resignation, subject to the agreements and conditions set out below.

Per the applicable terms of the January Forbearance Agreement, contingent on gross cash proceeds raised of $6.0 million by January 29, 2024 in a capital raise defined as the sale of new equity interests or the issue of a convertible subordinated note with specified terms and conditions and that is reasonably satisfactory to the Agent (the “Capital Raise), the forbearance termination date would be February 29, 2024.

On February 17, 2024, we received notice from the Agent and the Lenders of two events of default under the Credit Agreement: (1) that we did not replace our CEO with a chief restructuring officer or person with significant restructuring, turnaround and insolvency experience reasonably acceptable to the Agent within the time period required following the resignation of the prior CEO; and (2) that we failed to deliver certain financial reports to the Agent on a weekly basis as required by the Credit Agreement and as a result the January Forbearance Agreement was terminated on February 17, 2024.

Fifth Amendment to Credit Agreement

On January 30, 2024, we entered into the Fifth Amendment to Credit Agreement and Acknowledgment (the “Fifth Amendment”) with the Agent, the Lenders and certain significant stockholders of ours. The material terms of the Fifth Amendment are as follows:

●	The parties confirmed that the January 2024 Offering (as defined below) satisfied the requirements of the January Forbearance Agreement in order for the Lenders to grant continued forbearance with respect to events of default under the Credit Agreement.
●	The date until which initial forbearance is granted was extended from the original date of February 29, 2024 in the January Forbearance Agreement until March 8, 2024.
●	We agreed that on or prior to March 6, 2024, we will hold a shareholder meeting, among other things, to (i) approve the issuance of certain shares issuable in connection with any securities subject to the 19.99% cap imposed by Nasdaq rules, including, without limitation, the Third Amendment Conversion Warrants, the Fifth Amendment Warrants and the January 2024 Convertible Notes, and (ii) amend its certificate of incorporation to increase the authorized shares of Common Stock to not less than 100,000,000,000 shares. The failure of such meeting of the shareholders of ours to occur on or before March 6, 2024 shall constitute an immediate event of default under the Credit Agreement. The condition was met in February 2024.
●	We anticipate that our cash payments in February will result in a reduction in its operating cash that breaches the permitted “Net Adjusted Decrease in Operating Cash” covenant under the Credit Agreement. This anticipated event of default under the Credit Agreement is made subject to the January Forbearance Agreement.

Fifth Amendment Warrants to Purchase Common Stock

In connection with the effectiveness of the Fifth Amendment, we issued to the Agent warrants to purchase 5,323,298 shares of common stock with an exercise price of $0.01. (the “Fifth Amendment Warrants”). The Fifth Amendment Warrants were required to be issued pursuant to the January Forbearance Agreement to account for the reduction in interest rate under the Credit Agreement from 12% to 8% upon the issuance of the January 2024 Convertible Notes. The Fifth Amendment Warrants may be exercised for cash or pursuant to a net exercise at any time on or before the date that is the five year anniversary of the date of issuance; provided, that we shall not effect the exercise of any portion of the Fifth Amendment Warrants to the extent that giving effect to such exercise, the holder thereof, together with its affiliates collectively would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise. The Fifth Amendment Warrants are accounted for as a liability. In addition, the Fifth Amendment Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of our common stock from the issuance date to April 1, 2024 at a price per share below $0.40.  The anti-dilution provisions were triggered by the February Offering where we were required to increase the number of shares issuable under the Fifth Amendment Warrants to 8,517,278.  The increase in the fair value of the warrants is included in the change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss). On March 21, 2024 the anti-dilution provision expiration date was extended to September 30, 2024.

January Subordinated Convertible Notes

On January 29, 2024, we entered into securities purchase agreements for the issuance and sale of subordinated convertible notes with several investors for an aggregate cash proceeds amount of $6 million principal amount. In addition, a $3.0 million principal amount of subordinated notes was issued (together with the $6.0 million principal amount, the “January 2024 Convertible Notes” and the “January 2024 Offering”) in exchange for us repurchasing 3,000,000 shares of our common stock that the investor had purchased in the November 2023 Offering  at a price of $1.00 per share in addition to forfeiting 9,000,000 additional shares of common stock that would be issuable as a result of triggering the anti-dilution adjustment in the November Purchase Agreement.  The January 2024 Convertible Notes mature on March 30, 2026. The stock returned to us was recorded as treasury stock. We elected the fair value option to account for the January 2024 Convertible Notes and the resulting impact of the change in the fair value of the January 2024 Convertible Notes is recorded on the condensed consolidated statement of operations and comprehensive income (loss) in the change in fair value of warrants and convertible promissory notes for the three and nine months ended March 31, 2024.

The January 2024 Convertible Notes accrue PIK Interest monthly at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The January 2024 Convertible Notes are convertible into 36,000,000 shares of common stock at the option of each holder at $0.25 per share (the “Conversion Price”), subject to anti-dilution provisions contained in the January 2024 Convertible Notes. The January 2024 Convertible Notes shall convert mandatorily into common stock at the then prevailing conversion price immediately prior to (a) a Restructuring Transaction (as defined by the agreement), and (b) a Change of Control (as defined in the agreement) transaction with a financial investor.

Upon the issuance of the January 2024 Convertible Notes through September 30, 2024, if we issue any common stock or securities convertible into or exchangeable for common stock at a price that is less than the initial conversion price of $0.25 per share, the conversion price shall be reduced to that lower price.

The January 2024 Convertible Notes are subordinated to the payment in full of the principal outstanding under the Credit Agreement (“Senior Indebtedness”), and no principal or interest may be paid in cash on the January 2024 Convertible Notes prior to the repayment in cash in full of the Senior Indebtedness.

All or a portion of the January 2024 Convertible Notes can be redeemed at the option of the holder upon an event of default at a price equal to the greater of (i) the sum of the conversion amount which is the portion of principal, plus accrued PIK interest and (ii) the product of (X) the conversion amount divided by $0.25, subject to adjustment, multiplied by the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date we make the entire payment. This clause is subject to the payment in full of the Senior Indebtedness as noted above.

Upon a bankruptcy event of default, we must immediately pay to the holders an amount in cash representing all outstanding principal, accrued interest, and other charges. A bankruptcy event of default is defined as: we commence any case, proceeding or other action under the Bankruptcy Code or similar debtor relief laws or there is a case, proceeding or other action of similar nature commenced against us. This clause is subject to the payment in full of the Senior Indebtedness as noted above.

January 2024 Offering Triggering and Partial Waiver of Anti-dilution Protection Associated with Previously Issued Securities

The issuance of the January 2024 Convertible Notes triggered anti-dilution adjustment provisions in the October Purchase Agreement, the Third Amendment Conversion Warrants and the November Purchase Agreements.

The investors in the October Purchase Agreement and the November Purchase Agreements (other than one investor holding 1,000,000 shares) and the Lenders agreed that the “New Issuance Price” for the purpose of anti-dilution protection would be $0.40 and not $0.25. For the one investor holding 1,000,000 shares, the “New Issuance Price” was $0.25. As a result, we (i) increased the number of shares issuable upon the exercise of the Third Amendment Conversion Warrants by an additional 9,000,000 shares and (ii) issued 12,000,000 additional shares of our common stock to the investors in the October Purchase Agreement and the November Purchase Agreements, of which 4,500,000 additional shares were issued to a related party. Additional shares issued includes the one investor holding 1,000,000 shares who received 3,000,000 additional shares and excludes the Lead Investor holding 3,000,000 shares that were repurchased by us and exchanged in combination with the forfeiture of additional shares owed in connection with the anti-dilution rights for $3.0 million principal amount of subordinated notes.

Sixth Amendment to Credit Agreement

On March 1, 2024, we entered into a Forbearance Agreement and Sixth Amendment to Credit Agreement (the “March Forbearance Agreement”) with the Agent, the Lenders and certain significant stockholders of ours. The March Forbearance Agreement provides that the Lenders would not exercise remedies pursuant to the events of default in the notices from the Lenders dated January 4, 2024, January 8, 2024 and January 11, 2024 (the “March Forbearance”) until April 14, 2024 if we raised gross cash proceeds of $3.5 million or more in a Capital Raise by March 4, 2024 or until March 16, 2024 if we raised gross cash proceeds in an amount greater than or equal to $2 million but less than $3.5 million in a Capital Raise by March 4, 2024 (in either case, the “Forbearance Termination Date”).

The March Forbearance would terminate upon the following dates: (a) the Forbearance Termination Date; (b) the date on which we or any other party to the Credit Agreement (each, a “Loan Party”) commences, or threatens in writing to commence, any litigation against the Agent or any Lender; (c) the date on which any Loan Party takes any action inconsistent with the Agent’s or any Lender’s interests in the Collateral (as defined in the Credit Agreement); (d) the commencement of any insolvency proceeding by or against any Loan Party; (e) any amendment to the Loan Parties’ certificate of incorporation, bylaws or other operating documents, or us entering into any stockholders agreement or other operating document, which in any way amends or alters (A) the composition of our board of directors including providing any stockholder or other person with any right to designate a director, (B) the relative voting rights of members of the board of directors or stockholders, or (C) the terms of the Loan Parties’ governance; (f) Paul Hastings LLP ceases, for any reason, to act as corporate counsel to the Loan Parties; (g) on the date that is three (3) days after March 1, 2024, if by that date the Loan Parties have not retained an interim or permanent resource to support capital markets activity reasonably acceptable to Agent in its sole discretion or (h) the occurrence or existence of any default or event of default under the Forbearance Agreement or under any loan document, or any event or circumstance which, with notice or the passage of time, shall become an event of default, other than the Forbearance Defaults.

Seventh Amendment to Credit Agreement

On March 21, 2024, we entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement with the Agent for the Lenders. Pursuant to the Seventh Amendment, the Lenders agreed not to exercise remedies with respect to a number of events of default prior to April 15, 2024 to the extent $2.0 million is advanced to us pursuant to the March 2024 Convertible Note on March 21, 2024 and prior to May 15, 2024 to the extent an additional $2.0 million is advanced to us pursuant to the March 2024 Convertible Note on March 30, 2024 (in either case, the “New Forbearance Termination Date”).  The Seventh Amendment further provides that (1) the minimum unrestricted cash amount under the Credit Agreement will be zero from March 21, 2024 until the day prior to the New Forbearance Termination Date and will become $10 million on the New Forbearance Termination Date, and (2) an event of default by us under the March 2024 Convertible Note will constitute an event of default under the Credit Agreement as well.

March Subordinated Convertible Note

On March 1, 2024 we issued to Remus Capital a subordinated convertible note in the principal amount of $960,000 (the “March 2024 Convertible Note”) in consideration for a cash investment of $960,000 from Remus Capital, a related party. The March 2024 Convertible Note accrues interest monthly by increasing principal at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The March 2024 Convertible Note is convertible into 3,840,000 shares of common stock at the option of the holder at an initial conversion price of $0.25 per share. The March 2024 Convertible Note will convert mandatorily into common stock at the then prevailing conversion price immediately prior to (a) a Restructuring Transaction (as defined in the March 2024 Convertible Note), and (b) a Change of Control (as defined in the March 2024 Convertible Note) transaction with a financial investor. We elected the fair value option to account for the March 2024 Convertible Note and the resulting impact of the change in the fair value of the March 2024 Convertible Note is recorded on the condensed consolidated statement of operations and comprehensive income (loss) in the change in fair value of warrants and convertible promissory notes for the three and nine months ended March 31, 2024. The March 2024 Convertible Note matures on March 30, 2026.

The March 2024 Convertible Note is subordinated to the payment in full of the principal outstanding under the Senior Indebtedness and no principal or interest may be paid in cash on the March 2024 Convertible Note prior to the repayment in cash in full of the Senior Indebtedness.

All or a portion of the March Note can be redeemed at the option of the holder upon an event of default at a price equal to the greater of (i) the sum of the conversion amount which is the portion of principal, plus accrued PIK interest and (ii) the product of (X) the conversion amount divided by $0.25, subject to adjustment, multiplied by the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date we make the entire payment. This clause is subject to the payment in full of the Senior Indebtedness as noted above.

Upon a bankruptcy event of default, we must immediately pay to the holders an amount in cash representing all outstanding principal, accrued interest, and other charges. A bankruptcy event of default is defined as: we commence any case, proceeding or other action under the Bankruptcy Code or similar debtor relief laws or there is a case, proceeding or other action of similar nature commenced against us. This clause is subject to the payment in full of the Senior Indebtedness as noted above.

CA Note

On March 21, 2024, we issued to CA a secured promissory note in the principal amount of $4.0 million (the “CA Note”), pursuant to which CA agreed to make two loans totaling an aggregate of $4.0 million to us. The first loan was made on March 21, 2024 in the amount of $2.0 million and the second loan was made on March 30, 2024 in the amount of $2.0 million. The CA Note shall be repaid no later than May 15, 2024. Interest on the CA Note accrues by increasing principal at a rate of 12.0% per annum. On the maturity date, we will pay the interest then due by adding such outstanding interest to the aggregate principal amount of the Loans.

The CA Note is secured by a first priority lien on substantially all of our assets, pursuant to that certain security agreement, dated as of March 21, 2024, by and between CA and us.

The CA Note is subject to a subordination agreement (the “Subordination Agreement”) among the Agent and the Lenders, CA and us. Under the Subordination Agreement, (1) the Agent and the Lenders agree to subordinate their liens on the collateral to the liens of CA securing the CA Note, (2) CA agrees that, prior to repayment of amounts payable to the Lenders, it will not take any enforcement action with respect to the CA Note without the consent of the Agent, (3) the Agent will retain the sole right to engage in enforcement actions and otherwise manage the collateral, and (4) the Agent and/or the Lenders, at any time, may purchase the outstanding loans, at par, without regard to any prepayment penalty or premium.

Cooperation Agreement and Extension to Forbearance Date and Related Terms

On May 16, 2024, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with the Lenders, and certain significant stockholders where the Lenders agreed they will not exercise remedies for certain continuing events of default under the Credit Agreement, under the following conditions (the “May Forbearance”). If we raise $3.0 million or more of working capital in a registered direct offering or private placement by May 22, 2024, with at least $2.5 million received by May 15, 2024, the Lenders agree to extend the May Forbearance termination date to June 14, 2024. As of May 20, 2024, we have received $3.0 million and the Lenders agreed the date of May 15, 2024 to receive the funds is moved to May 20, 2024. If we raise additional working capital of $3.0 million or more by June 7, 2024 in a registered direct offering or private placement the Lenders agree to extend the May Forbearance termination date to July 15, 2024.

Cooperation in Connection with Sale of the Company

In the event of termination of May Forbearance, we have agreed to cooperate with the Lenders’ rights and remedies under the Credit Agreement, including, among other things, the realization of their collateral and a potential sale process under Article 9 of the Uniform Commercial Code.

Development of Alternative Path

We have agreed to maintain a committee of independent directors to work with the Lenders on the development and execution of a strategic plan (the “Alternative Path”) to address our obligations under the Credit Agreement if the May Forbearance ends.

May 2024 Convertible Note

On May 16, 2024, we issued to Remus Capital, a related party, a subordinated convertible note in the principal amount of $1.5 million (the “May 2024 Convertible Note”) in consideration for a cash investment of $1.5 million. PIK Interest on the May 2024 Convertible Note accrues monthly at a rate of 7.5% per annum. The interest rate shall increase to 12% in the case of an event of default. The May 2024 Convertible Note is convertible into 10,714,286 shares of common stock at the option of the holder at an initial conversion price of $0.14 per share.

 Extension of CA Note

CA has agreed to extend the maturity of the CA Note to align with the termination date of May Forbearance as described above in exchange for an extension of the anti-dilution period in the October Purchase Agreement from September 30, 2024 to December 31, 2024 and a change in the anti-dilution trigger price in the October Purchase Agreement from $0.25 to $0.14.

Anti-dilution Adjustments

The May Offering triggered the anti-dilution provision in the October Purchase Agreement in which we were required to issue an additional 9,428,571 shares to CA and the anti-dilution triggering price was reduced from $0.25 to $0.14 per share for future issuances.  The anti-dilution provision in the Third Amendment Conversion Warrants was triggered and we were required to increase the number of warrants from 24,000,000 to 42,857,123 shares and the anti-dilution triggering price was reduced from $0.25 to $0.14 per share. The anti-dilution provision in the Fifth Amendment Warrants were triggered and we were required to increase the number of warrants from 8,517,278 to 15,209,425 and a reduction in the anti-dilution triggering price from $0.25 to $0.14 per share. The anti-dilution provision in the January 2024 Convertible Notes was triggered and we were required to reserve an aggregate of 28,285,715 additional shares underlying the principal and a reduction in the conversion price and anti-dilution triggering price from $0.25 to $0.14.

The anti-dilution protection is extended from September 30, 2024 to December 31, 2024 for the October Purchase Agreement, the Third Amendment Conversion Warrants, the Fifth Amendment Conversion Warrants and the January 2024 Convertible Notes.

November purchasers that participate in the May Offering will have their anti-dilution protection applicable to the November 2023 Offering, which expired on to April 1, 2024, reinstated through December 31, 2024 at an anti-dilution triggering price of $0.25 per share.

Premium Financing

On October 4, 2023, we entered into a premium financing agreement to finance approximately $0.8 million in the form of a term loan, which is secured by our insurance policies. The proceeds of the loan will be used to pay insurance premiums for D&O insurance. The related interest rate is 8.43% with monthly principal and interest payments of $0.1 million and a maturity date of May 21, 2024.

Other Term Loans

Previously Issued Convertible Promissory Notes

Prior to our Merger, we had previously issued convertible notes outstanding to various investors, all of which were accounted for under the fair value option. In conjunction with the Merger all convertible promissory notes and embedded warrants converted into shares of common stock. As a consequence of the note and warrant conversion, 8,147,938 shares of common stock were issued. Immediately prior to conversion, the convertible promissory notes were remeasured to the then fair value of $41.4 million, resulting in a gain on remeasurement of $48.3 million which was recorded within change in fair value of warrants and convertible promissory notes on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2023. As a consequence of the conversion, $41.4 million was reclassified into additional paid-in capital. Accordingly, there were no remeasurement effects related to the convertible promissory notes, as such notes were no longer outstanding during the three months ended March 31, 2023.

Horizon Loan

On March 4, 2021, we entered into a loan agreement (the “Horizon Loan”) with Horizon Technology Finance Corporation (“Horizon”), which provided us with $15.0 million, bore interest at prime rate plus 6.5% per annum, and had a term of 54 months from each loan funding date.

In connection with the entry into the Credit Agreement, on September 21, 2022, we repaid the Horizon Loan making a cash disbursement of $17.0 million, of which $15.0 million was repayment of principal and $0.6 million was payment of interest expense and accrued interest. Further, $1.7 million was recorded as a loss on extinguishment of debt and financial obligations on our condensed consolidated statement of operations and comprehensive income (loss) during the nine months ended March 31, 2023.

Lago Term Loans

On March 11, 2022, we entered into a loan agreement (the “Lago Loan”) with Lago Innovation Fund I & II, LLC, which provided us with $12.6 million, bore interest at the greater of 12% plus the greater of 1% or 30 day LIBOR, bore 2% payable in kind interest, and matured on April 1, 2023.

On August 4, 2022, we received an additional tranche of term loan in the amount of $5.3 million via an amendment to the Lago Loan. Further, we issued an additional 169,310 warrants to purchase common stock with the additional tranche. We determined that the amendment with the lender should be accounted for as an extinguishment and recorded a loss on extinguishment of debt and financial obligations of $6.0 million on our condensed consolidated statement of operations and comprehensive income (loss) during the nine months ended March 31, 2023.

In connection with the entry into the Credit Agreement on September 21, 2022, we repaid all outstanding loans by making a cash disbursement of $22.4 million, of which $17.9 million was repayment of principal and $0.1 million was payment of payable in-kind interest. Further $4.4 million of cash was paid related to prepayment and other penalties.

Paycheck Protection Program Loan

In March 2021 we obtained a PPP loan in the amount of $2.0 million through the U.S. Small Business Administration. The loan was to be fully forgiven if the funds received were used for payroll costs, interest on mortgages, rent, and utilities, with at least

60% being used for payroll. We utilized the funds for these purposes and applied for loan forgiveness of the PPP funds. Our accounting policy provides that if the loans are forgiven, the forgiven loan balance will be recognized as income in the period of forgiveness. During the nine months ended March 31, 2023, we received forgiveness of the PPP loan of $2.0 million and recognized income on forgiveness within other income, net in our condensed consolidated statements of operations and comprehensive income (loss).

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

Adjusted Gross Profit

Adjusted Gross Profit is calculated as gross profit adjusted to add back depreciation, amortization and impairments.

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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit for each of the periods indicated:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2024	2023	2024	2023
Gross profit	$166	$489	$(583)	$931
Depreciation, amortization and impairments	612	291	3,656	873
Adjusted Gross Profit	$778	$780	$3,073	$1,804

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss), adjusted to exclude interest expense, other income, net, provision (benefit) for income taxes, depreciation and amortization expense, impairment of developed and acquired technology, impairment of inventory, stock-based compensation expense, earnout stock-based compensation expense, change in fair value of warrants and convertible promissory notes, restructuring expense, loss on extinguishment of debt and financing obligations, other financing and financial instrument income (costs), net, deferred compensation and bonuses earned upon closing of the Merger, and the public relations fee paid upon closing of the Merger.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(18,095)	$(15,680)	$(30,777)	$2,080
Interest expense	3,126	2,991	10,441	9,397
Other income, net	—	(257)	(92)	(2,612)
Provision for income taxes	45	3	41	8
Depreciation and amortization	665	418	2,431	1,262
Impairment of developed and acquired technology	—	—	4,056	—
Impairment of inventory	—	—	425	—
Stock-based compensation expense	747	2,792	4,682	5,794
Earnout stock-based compensation expense	1,260	1,604	3,935	3,478
Change in fair value of warrants and convertible promissory notes	(626)	(1,599)	(26,937)	(61,043)
Restructuring expense	414	—	414	—
Loss on extinguishment of debt and financing obligations	—	—	—	8,095
Other financing and financial instrument income (costs), net	250	—	(1,141)	1,768
Deferred compensation and bonuses earned upon closing of the Merger	—	—	—	2,232
Public relations fee due upon closing of the Merger	—	—	—	250
Adjusted EBITDA	$(12,214)	$(9,728)	$(32,522)	$(29,291)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 and June 30, 2023.

Other Updates

In June 2022, we received a favorable arbitrator ruling from the Singapore International Arbitration Center related to a matter with a third-party subcontractor, XAC Automation Corp (“XAC”) and was awarded approximately $11.3 million in damages related to our loss on infrequent product repairs and to cover our legal expenses. This arbitration ruling was affirmed by the appellate court in the country of the arbitration ruling on March 6, 2023. The vendor appealed the ruling to the highest court in that country in May 2023. In a decision rendered on January 16, 2024 by the Singapore Court of Appeal, we obtained a favorable verdict in the final hearing regarding our case against XAC. The Court dismissed XAC’s appeal and upheld the award of $11.3 million previously made to us. XAC has no further recourse to set aside the award and we are able to seek to enforce the award against XAC in Taiwan, the country of XAC’s domicile, going forward. We intend to pursue full collection of this award from XAC in Taiwan, which involves domesticating the award there and may take between several months to more than a year.

The award has not met the criteria to be considered realizable as of March 31, 2024. As a result, we have not recognized any gain related to this settlement in our condensed consolidated statement of operations and comprehensive income (loss).

Related Party Transactions

In March 2024, we entered into a secured promissory note in the principal amount of $4.0 million with CA, a related party affiliated with Cleveland Avenue, LLC (“Cleveland Avenue”) and Keith Kravcik, a director of ours, who is the Chief Investment Officer of all of Cleveland Avenue’s various investment funds, including Presto CA, LLC. CA is a lender under the CA Note and is party to (i) that certain Amended and Restated Governance Agreement, dated as of November 16, 2023 (the “Governance Agreement”), pursuant to which, among other things, CA has the right to appoint one of our directors and (ii) that certain Stockholders Agreement, dated as of November 16, 2023 (the “Stockholders Agreement”), pursuant to which we agreed that we will not undertake certain actions for a period of 12 months without the consent of the parties thereto.

On March 1, 2024 the Company issued the March 2024 Convertible Note in the principal amount of $960,000 in consideration for a cash investment of $960,000 from Remus Capital, a related party affiliated with Krishna Gupta, a director of the Company. Remus is party to (i) the Governance Agreement, pursuant to which, among other things, Remus Capital has the right to appoint two directors of the Company and (ii) the Stockholders Agreement, pursuant to which the Company agreed that it will not undertake certain actions for a period of 12 months without the consent of the parties thereto.

On January 29, 2024, in connection with the January 2024 Offering, we entered into a securities purchase agreement with Remus Capital for the issuance and sale of $2.7 million of the January 2024 Convertible Notes. From issuance through September 30, 2024, the Conversion Price will be reduced if the Company issues any common stock or securities convertible into or exchangeable for common stock at a price that is less than the initial conversion price of $0.25 per share.

In addition, we are party to a Stockholders Agreement, dated as of November 16, 2023, by and among us, Presto CA, LLC (“CA”) and KKG Enterprises LLC (“KKG”), each a related party, pursuant to which, CA and KKG have consent rights with respect to, among other things, any issuance of common stock or securities convertible into or exercisable for common stock, subject to limited exceptions. Each of CA and KKG may have the ability to block any such future issuances pursued and the we may therefore not be able to raise capital as needed.

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

As a result of anti-dilution provisions in the October Purchase Agreement, we issued 1,500,000 additional shares to the purchaser CA upon the issuance of common stock in the November 2023 Offering and the triggering purchase price was lowered from $2.00 to $1.00 per share. We recorded deemed dividend and an offsetting entry to additional paid-in capital of $1.5 million as a result. The anti-dilution provisions were further triggered upon the issuance of the January 2024 Convertible Notes where an additional 4,500,000 shares were issued to CA and the triggering purchase price was lowered from $1.00 to $0.40 per share.  We recorded a deemed dividend with an offsetting entry to additional paid-in capital of $2.7 million as a result. The anti-dilution provisions were further triggered upon the issuance of common stock in the February Offering where an additional 4,500,000 shares were issued to CA and the triggering purchase price was lowered from $0.40 to $0.25 per share.  We recorded a deemed dividend and an offsetting entry to additional paid-in capital of $0.7 million as a result.

During the nine months ended March 31, 2023, we received an equity investment of $1.0 million from an investor in exchange for 133,333 shares of our common stock. Such investor held a significant portion of outstanding convertible notes on September 15, 2022, the date the investment was made. Refer to Note 9 of our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details.

In addition, during the nine months ended March 31, 2023 we granted 1,200,000 of RSUs to a director and former interim CEO of ours with a grant date fair value of $4.56 per RSU. Refer to Note 11 of our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and disclosures. Accordingly, actual amounts could differ from those estimates, and those differences could be material.

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

During the three and nine months ended March 31, 2024 and 2023, we derived our revenues from two revenue streams: (1) Platform revenue consisting of sales of the Presto Touch and Presto Voice solutions and leases of the Presto Touch solution, including hardware, hardware accessories, software, customer support and maintenance, and (2) Transaction revenue consisting of premium gaming content and other revenue, which includes professional services.

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

We identified the following performance obligations: for the MSAs and license agreements, 1) sales or leases of hardware, SaaS and maintenance are one combined performance obligation for the Presto Touch or Presto Voice product, and 2) providing premium content, or gaming, is a single performance obligation for the gaming agreements. Professional services were insignificant during the three and nine months ended March 31, 2024 and 2023.

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

Stock-Based Compensation

We have a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and directors and non-qualified stock options are granted to employees, investors, directors and consultants. The options and RSU’s granted vest over time with a specified service period, except for performance-based grants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards granted. The RSUs grant date fair value is determined based on our stock price on the date of grant. We have granted only RSUs and have not granted stock options during the three and nine months ended March 31, 2024 and 2023.

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

Warrants

We account for warrants in accordance with ASC 815-40 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an input in the valuation model of such warrants. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and convertible promissory notes in the consolidated statement of operations and comprehensive income (loss). Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of our Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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

The fair value of the Unvested Sponsor Share liability was determined using a Monte Carlo valuation model, which requires estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 68.3% and 70.4% as of March 31, 2024 and June 30, 2023, respectively, based on the historical volatility of comparable publicly traded companies.

The fair value of the Third Amendment Conversion Warrants and the Fifth Amendment Warrant liabilities with anti-dilution protection is determined using the Monte Carlo model based on “Level 3” inputs, due to the lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield) as well as estimated probability of financing scenarios.

The fair value of the convertible notes for which the fair value option was elected is estimated using the Monte Carlo model. The fair value of the convertible notes is determined based on “Level 3” inputs, due to a lack of relevant observable market data over fair value inputs (volatility, stock price, risk-free rate, expected term, and dividend yield) as well as estimated probability of financing scenarios and discount rate.

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

Interest Rate Sensitivity

Our cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 10% change in interest rates would not have a material impact on our current results of operations due to the short-term nature of our cash and cash equivalents. Additionally, changes to interest rates will not impact the cost of our currently outstanding borrowings. Interest rates on our debt instruments are fixed. Potential changes in interest rates would also not materially impact the interest expense associated with our financing obligations.

Credit Risk

We are exposed to credit risk on accounts receivable and merchant cash advance balances. A small number of customers represent significant portions of our consolidated accounts receivable and revenue. We evaluate the solvency of our customers on an ongoing basis to determine the provision for credit losses.

The following customers accounted for more than 10% of revenues during the following periods:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Customer A	53%	62%	52%	61%
Customer B	* %	16%	12%	21%
Customer C	20%	18%	22%	15
Customer E	11%	* %	* %	* %
	84%	96%	86%	97%

*Customer represents less than 10% of revenue for the period.

The following customers accounted for more than 10% of accounts receivable as of March 31, 2024 and June 30, 2023:

	As of March 31,	As of June 30,
	2024	2023
Customer A	12%	43%
Customer B	21%	14%
Customer D	25%	37%
Customer E	29%	* %
	96%	99%

*Customer represents less than 10% of accounts receivable for the period.

On October 30, 2023, Customer C provided notice of its intent to not renew its contract at the end of the expiration date of March 31, 2024. The customer also sought and was granted a limited transition extension period through June 30, 2024. In addition, in the three months ended December 31, 2023, Customer A notified us of their intent not to renew their contract which is scheduled to expire June 30, 2024. We also received notification of Customer B’s intent to not renew their contract that expires on February 29,

2024. As a result of these notices, only Customers A and C contracts are being serviced through June 30, 2024 while Customer B’s contract was terminated on February 29, 2024.

We are exposed to vendor concentration risk as certain of our equipment is from one supplier. Our operating results could be adversely affected in the event that the vendor increases its prices or incurs disruptions in its supply of goods or services.

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

Financial Institutions

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has $3.7 million in deposits in excess of the FDIC limits as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is in Part I, Note 8, “Commitments and Contingencies,” of this document, and should be considered an integral part of this Part II, Item 1 “Legal Proceedings.”

Item 1A. Risk Factors

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2023 which was filed with the SEC on October 11, 2023. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and to comply with our debt covenants unless we raise additional capital to meet its obligations in the near term.

Since inception, we have incurred recurring net losses and negative cash flows from operating activities, and we have financed operations primarily through financing transactions, such as the issuance of convertible promissory notes and loans and sales of common stock and convertible preferred stock. The Company has incurred operating losses of $15.3 million and $48.3 million for the three and nine months ended March 31 2024, respectively. As of March 31, 2024, the Company had an accumulated deficit of $266.0 million and the Company expects to generate operating and net losses for the near term. Cash from operations is also affected by various risks and uncertainties, including, but not limited to, the timing of cash collections from customers and other risks.

The Company faces severe liquidity challenges.  While the Company raised net cash proceeds of $2.4 million from the issuance of new debt in the closing of the Third Amendment to the Credit Agreement,  received $11.8 million net proceeds from the sale of common stock in private placements and registered direct offerings, raised $7.0 million from the issuance of subordinated convertible notes and a $4.0 million promissory note during the nine months ended March 31, 2024, the Company used cash from operating activities of $32.2 million and incurred a net loss of $31.0 million during the same period. In addition, on January 11, 2024, following notice of breaches of covenants contained in the Credit Agreement, the Lenders delivered an activation notice to the Company’s bank in which $10.0 million of restricted cash was deposited as collateral for the Term Loans and caused the bank to wire that amount to an account designated by the Lenders (refer to Note 7. Debt of Item 1 of this Quarterly Report on Form 10-Q for further details). The funds were applied to reduce the outstanding balance of the Term Loans which as of March 31, 2024 totaled $53.1 million in principal amount plus accrued interest.

As a result, additional capital infusions will be necessary in order to fund currently anticipated expenditures and to meet the Company’s obligations as they come due. In addition, the Company has entered into a forbearance agreement with the Agent and the Lenders pursuant to which the forbearance period with respect to defaults under the Credit Agreement expires on May 15, 2024. The Company’s future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development, and the timing and extent of spending to support further sales and marketing and research and development efforts.

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

In addition, the Company is party to a Stockholders Agreement, dated as of November 16, 2023, by and among the Company, Presto CA, LLC (“CA”) and KKG Enterprises LLC (“KKG”), each a related party, pursuant to which, CA and KKG have consent rights with respect to, among other things, any issuance of common stock or securities convertible into or exercisable for common stock, subject to limited exceptions. Each of CA and KKG may have the ability to block any such future issuances the Company pursues and the Company may therefore not be able to raise capital as needed.

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

We are evaluating strategic alternatives for our Touch Business, which could include either a sale, partial sale or abandonment of the Touch Business in the coming months, to allow us to focus our efforts on our Presto Voice business.  [On January 17, 2024, we entered into a non-binding MoU with respect to the formation of a Joint Venture for the purposes of the creation and joint investment in the Touch Business.  For a more detailed description of the MoU and Joint Venture, refer to Note 1. Summary of Business and Significant Accounting Policies of Item 1 of this Quarterly Report on Form 10-Q for further details. Since the Touch Business is in the process of being wound down, the parties are in discussions to determine whether the MOU will be amended to effect the sale of the assets of that business.

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

We have granted anti-dilution protections as follows:

●	On October 10, 2023, the Company entered into a Securities Purchase Agreement (as amended, the “CA Purchase Agreement”) with Presto CA LLC (“CA”), a related party, pursuant to which the Company sold 1,500,000 shares of common stock, at a purchase price of $2.00 per share, for an aggregate purchase price of $3.0 million (the “Private Placement”). The Private Placement closed on October 16, 2023. The CA Purchase Agreement includes anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from October 16, 2023 to April 1, 2024 at a price per share below $2.00, which would require the Company to issue additional shares of common stock to CA, upon the terms and subject to the conditions contained in the CA Purchase Agreement. On March 21, 2024, the Company entered into a second amendment (the “Second Amendment”) to the CA Purchase Agreement, pursuant to which (i) the period subject to anti-dilution protections was extended through September 30, 2024 and (ii) the current trigger price for anti-dilution protection was updated to $0.25 per share following other recent offerings by the Company.

●	On October 10, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, pursuant to which the Lenders agreed to, among other things, exchange an aggregate of $6,000,000 of accrued and previously capitalized interest for warrants to purchase 3,000,000 shares of common stock at a purchase price of $0.01 per share (as amended, the “Third Amendment Conversion Warrants”). The Third Amendment Conversion Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from October 16, 2023 to April 1, 2024 at a price per share below $2.00, upon the terms and subject to the conditions contained in the Third Amendment Conversion Warrants. On March 21, 2024, the Company amended and restated the Third Amendment Conversion Warrants, pursuant to which (i) the period subject to anti-dilution protections was extended through September 30, 2024 and (ii) the current trigger price for anti-dilution protection was updated to $0.25 per share following other recent offerings by the Company.

●	On November 17, 2023, the Company entered into Purchase Agreements (the “November 2023 Purchase Agreements”) for the issuance of 7,750,000 shares of common stock for $7.0 million (the “November Offering”) including 750,000 shares issued to a related party. The November 2023 Purchase Agreements include anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from November 21, 2023 to April 1, 2024 at a price per share below $1.00, which required the Company to issue additional shares of common stock to the purchasers when this provision was triggered upon issuance of the January 2024 Convertible Notes, upon the terms and subject to the conditions contained in the November 2023 Purchase Agreements.

●	On January 31, 2024, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement, pursuant to which the Company issued to the Agent warrants to purchase 5,323,298 shares of common stock at a purchase price of $0.01 per share (as amended, the “Fifth Amendment Warrants”) in exchange for a reduction in interest rate on the outstanding loan under the Credit Agreement from 12% to 8%. The Fifth Amendment Warrants are subject to anti-dilution provisions relating to future issuances or deemed issuances of the Company’s common stock from January 31, 2024 to April 1, 2024 at a price per share below $0.40, upon the terms and subject to the conditions contained in the Fifth Amendment Conversion Warrants. On March 21, 2024, the Company amended and restated the Fifth Amendment Warrants, pursuant to which (i) the period subject to anti-dilution protections was extended through September 30, 2024 and (ii) the current trigger price for anti-dilution protection was updated to $0.25 per share following other recent offerings by the Company.

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

The January 2024 Convertible Notes triggered the anti-dilution provisions in the CA Purchase Agreement, the Third Amendment Conversion Warrants and the November Purchase Agreements. In connection with the January 2024 Convertible Notes, the Lenders, CA and the holders of 3,000,000 out of the 4,000,000 shares issued in the November 2023 Offering that were not being forfeited agreed that the “New Issuance Price” for the purpose of anti-dilution protection regarding the January 2024 Convertible Notes would be $0.40 and not $0.25. For the one investor holding 1,000,000 shares, the “New Issuance Price” was $0.25. As a result, we were required to (i) issue an additional 4,500,000 shares to CA, (ii) increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 6,000,000 shares to 15,000,000 shares and (iii) issue an additional 7,500,000 shares to the November 2023 Purchasers. Additional shares issued includes the one investor holding 1,000,000 shares who received 3,000,000 additional shares and excludes the Lead Investor holding 3,000,000 shares that were forfeited and exchanged for $3.0 million principal amount of subordinated notes.

The February Offering triggered anti-dilution provisions in the CA Purchase Agreement, Third Amendment Conversion Warrants, the Fifth Amendment Warrants and the November Purchase Agreements (with respect to the November 2023 Purchasers that had previously agreed to the “New Issuance Price” of $0.40). The Company agreed with each of CA and the Lenders that the “New Issuance Price” (as defined in the CA Purchase Agreement, the Third Amendment Conversion Warrants and the Fifth Amendment Warrants, respectively) would be $0.25. As a result, we were required to (i) issue an additional 4,500,000 shares to CA, (ii) increase the amount of common stock issuable upon the exercise of the Third Amendment Conversion Warrants from 15,000,000 shares to 24,000,000 shares, (iii) increase the amount of common stock issuable upon the exercise of the Fifth Amendment Warrants from 5,323,298 shares to 8,517,278 shares, and (iv) issue an additional 4,500,000 shares to the November 2023 Purchasers that had previously agreed to the “New Issuance Price” of $0.40.

If the foregoing anti-dilution provisions are triggered again in the future, (for example, refer to Note 15 in Part I, Item 1, of this Quarterly Report on Form 10-Q, Triggering and Partial Waiver of Anti-dilution Protection Associated with Previously Issued Securities, for details of the anti-dilution adjustment provision triggered upon the issuance of the January 2024 Convertible Notes and the February Offering) the issuance of additional shares thereunder will further dilute the percentage ownership interest of all stockholders, will dilute the book value per share of the Company’s common stock and will increase the number of the Company’s outstanding shares, which could depress the market price of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

The Company is not currently subject to a material default in the payment of principal, interest, a sinking or purchase fund installment in connection with its indebtedness or the indebtedness of any of its significant subsidiaries exceeding five percent of the total of their consolidated assets.

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

Additional events of default occurring in the three months ended March 31, 2024 are as follows:

●	The Company’s failure to deliver certain financial reports to the Agent for the periods from the Fourth Amendment effective date until the Fifth Amendment effective date, resulting in an immediate event of default under the Fourth Amendment.

●	The Company’s failure to maintain unrestricted cash, measured as of the close of business on each of March 1, 2024 and March 8, 2024, at or above the minimum unrestricted cash amount.

These events of default are subject to the March Forbearance Agreement. See information contained in Part I, Item I, of this quarterly report on Form 10-Q in Note 7 to the condensed consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b) None

(c) During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1	Second Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2022).
3.2	Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 29, 2024).
3.3	Bylaws of Presto Automation Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 27, 2022).
10.1*

Engagement Letter, dated February 20, 2024, between Presto Automation Inc. and Teneo Capital LLC (incorporated by reference to Exhibit 10.23 to the quarterly report on Form 10-Q filed on February 21, 2024).

10.2

Forbearance Agreement and Fourth Amendment to Credit Agreement dated January 18, 2024, by and among Metropolitan Partners Group Administration, LLC, the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2024).

10.3

Form of Securities Purchase Agreement, dated as of January 30, 2024, by and between Presto Automation Inc. and the buyers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2024).

10.4	Form of Subordinated Convertible Note, dated as of January 30, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2024).
10.5

Form of Registration Rights Agreement, dated as of January 30, 2024, by and between Presto Automation Inc. and the holders thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2024).

10.6

Fifth Amendment to Credit Agreement, dated as of January 31, 2024, by and among Presto Automation LLC, Presto Automation Inc., the lenders party thereto and Metropolitan Partners Group Administration, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 2, 2024).

10.7

Amended and Restated Warrant to Purchase Common Stock, dated March 21, 2024 (originally issued on January 30, 2024), by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 21, 2024).

10.8

Warrant to Purchase Common Stock, dated March 21, 2024 (originally issued on January 30, 2024), by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 21, 2024).

10.9

Warrant to Purchase Common Stock, dated March 21, 2024 (originally issued on January 30, 2024), by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on March 21, 2024).

10.10

Warrant to Purchase Common Stock, dated March 21, 2024 (originally issued on January 30, 2024), by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on March 21, 2024).

10.11

Amended and Restated Warrant to Purchase Common Stock, dated March 21, 2024 (originally issued on October 16, 2023), by and between Presto Automation Inc. and Metropolitan Levered Partners Fund VII, LP (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on March 21, 2024).

10.12

Amended and Restated Warrant to Purchase Common Stock, dated March 21, 2024 (originally issued on October 16, 2023), by and between Presto Automation Inc. and Metropolitan Partners Fund VII, LP (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on March 21, 2024).

10.13

Amended and Restated Warrant to Purchase Common Stock, dated January 30, 2024 (originally issued on October 16, 2023), by and between Presto Automation Inc. and Metropolitan Offshore Partners Fund VII, LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on March 21, 2024).

10.14

Amended and Restated Warrant to Purchase Common Stock, dated January 30, 2024 (originally issued on October 16, 2023), by and between Presto Automation Inc. and CEOF Holdings, LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on March 21, 2024).

10.15

Form of Securities Purchase Agreement, dated as of February 29, 2024, by and between Presto Automation Inc. and the buyers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2024).

10.16	Form of Subordinated Convertible Note, dated as of March 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 4, 2024).
10.17

Forbearance Agreement and Sixth Amendment to Credit Agreement, dated as of March 1, 2024, by and among Presto Automation LLC, Presto Automation Inc., the lenders party thereto and Metropolitan Partners Group Administration, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 4, 2024).

10.18	Form of Registration Rights Agreement, dated as of March 1, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 4, 2024).
10.19

Form of Securities Purchase Agreement, dated as of March 14, 2024, by and between Presto Automation Inc. and the buyers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2024).

10.20

Senior Secured Promissory Note, dated as of March 21, 2024, by and between Presto Automation, LLC, Presto Automation Inc. and Presto CA, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2024).

10.21

Security Agreement, dated as of March 21, 2024, by and between Presto Automation, LLC, Presto Automation Inc. and Presto CA, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 21, 2024).

10.22+

Subordination Agreement, dated as of March 21, 2024, by and between Metropolitan Partners Group Administration, LLC, Presto CA LLC, Presto Automation Inc., and Presto Automation LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 21, 2024).

10.23

Amendment No. 2 to Securities Purchase Agreement, dated as March 21, 2024, by and between Presto Automation Inc. and Presto CA, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 21, 2024).

10.24

Seventh Amendment to Credit Agreement, dated as of March 21, 2024, by and among Presto Automation LLC, Presto Automation Inc., the lenders party thereto and Metropolitan Partners Group Administration, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 21, 2024).

10.25

Waiver and Extension of Registration Rights, dated as of March 21, 2024, by and among Presto Automation Inc., Presto CA LLC, CEOF Holdings LP and certain entities affiliated with Metropolitan Partners Group Administration, LLC (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on March 21, 2024).

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

Dated: May 20, 2024	PRESTO AUTOMATION INC.

	By:	/s/ Guillaume Lefevre
	Name:	Guillaume Lefevre
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stanley Mbugua
	Name:	Stanley Mbugua
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)